Form 10-Q
period 1995-09-30
GREAT NORTHERN INSURED ANNUITY CORP
filed 1995-11-15
CIK 904974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________


COMMISSION FILE NUMBER 33-62674


                   GREAT NORTHERN INSURED ANNUITY CORPORATION
             (Exact name of registrant as specified in its charter)


           WASHINGTON                                      91-1127115
   (State or other jurisdiction                         (I.R.S. Employer
        of incorporation)                             Identification  No.)


TWO UNION SQUARE, SUITE 5600, SEATTLE, WASHINGTON            98101
  (Address of principal executive offices)                 (Zip Code)

      (Registrant's telephone number, including area code) (206) 625-1755

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)
(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements............................................    3
  Item 2. Management's Discussion and Analysis of Results of Operations...    8
 PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................   10
  Item 2. Changes in Securities...........................................   10
  Item 3. Defaults Upon Senior Securities.................................   10
  Item 4. Submission of Matters to a Vote of Security Holders.............   10
  Item 5. Other Information...............................................   10
  Item 6. Exhibits and Reports on Form 8 K................................   10
 SIGNATURES................................................................  11

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          (DOLLAR AMOUNTS IN MILLIONS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1995          1994
                                                      ------------- ------------
                                                       (UNAUDITED)
ASSETS
Investments:
  Fixed maturities...................................   $11,110.8    $10,281.3
  Mortgage loans.....................................     1,440.2      1,352.1
  Real estate owned..................................         5.6          6.3
  Policy loans.......................................        84.0         88.6
  Other invested assets..............................        22.4           .1
  Short-term investments.............................        71.5         58.6
                                                        ---------    ---------
    Total investments................................    12,734.5     11,787.0
Cash.................................................        16.5         29.2
Accrued investment income............................       209.3        196.3
Deferred acquisition costs...........................       125.1         92.1
Intangible assets....................................       420.4        562.7
Deferred income tax benefit..........................        92.4        404.7
Other assets.........................................        20.5         28.2
Separate account assets..............................        16.9          --
                                                        ---------    ---------
    Total assets.....................................   $13,635.6    $13,100.2
                                                        =========    =========
LIABILITIES AND SHAREHOLDER'S INTEREST
Liabilities:
  Future annuity and contract benefits...............   $12,121.0    $12,206.5
  Other policyholder liabilities.....................       182.5        199.1
  Accounts payable and accrued expenses..............       179.0        149.6
  Separate account liabilities.......................        16.9          --
                                                        ---------    ---------
    Total liabilities................................    12,499.4     12,555.2
                                                        ---------    ---------
Minority interest....................................       362.3        279.6
Shareholder's interest:
  Common stock.......................................         2.5          2.5
  Additional paid-in capital.........................       714.4        719.4
  Net unrealized investment losses...................       (41.1)      (528.8)
  Retained earnings..................................        98.1         72.3
                                                        ---------    ---------
    Total shareholder's interest.....................       773.9        265.4
                                                        ---------    ---------
    Total liabilities and shareholder's interest.....   $13,635.6    $13,100.2
                                                        =========    =========

          See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                  (UNAUDITED)
                          (DOLLAR AMOUNTS IN MILLIONS)

                                     THREE MONTHS ENDED        NINE MONTHS
                                        SEPTEMBER 30       ENDED SEPTEMBER 30
                                     --------------------  --------------------
                                       1995       1994       1995       1994
                                     ---------  ---------  ---------  ---------
Revenues:
  Net investment income............  $   225.2  $   213.1  $   670.9  $   616.0
  Net realized investment losses...      (11.1)       --       (16.0)       (.9)
  Premiums.........................       33.5       56.2      138.9       86.6
  Surrender fee and other income...        2.6        2.9       10.6        8.5
                                     ---------  ---------  ---------  ---------
    Total revenues.................      250.2      272.2      804.4      710.2
                                     ---------  ---------  ---------  ---------
Benefits and expenses:
  Interest credited................      129.6      122.1      385.6      363.3
  Increase in policy reserves......       33.4       57.1      137.2       86.5
  Annuity and surrender benefits...       45.0       40.8      129.9      121.0
  Commissions......................        6.9       15.3       37.5       35.4
  General expenses.................       12.5       13.2       39.5       34.3
  Amortization of intangibles, net.       15.0       13.8       47.8       40.8
  Increase in deferred acquisition
   costs, net......................       (5.7)     (17.0)     (35.1)     (42.9)
                                     ---------  ---------  ---------  ---------
    Total benefits and expenses....      236.7      245.3      742.4      638.4
                                     ---------  ---------  ---------  ---------
    Income before income taxes and
     minority interest.............       13.5       26.9       62.0       71.8
Provision for income taxes.........        5.9       12.7       25.3       30.1
                                     ---------  ---------  ---------  ---------
    Income before minority inter-
     est...........................        7.6       14.2       36.7       41.7
Minority interest..................       (2.5)      (3.7)     (10.9)     (11.4)
                                     ---------  ---------  ---------  ---------
    Net income.....................        5.1       10.5       25.8       30.3
Retained earnings at beginning of
 period............................       93.0       44.6       72.3       24.8
                                     ---------  ---------  ---------  ---------
Retained earnings at end of period.  $    98.1  $    55.1  $    98.1  $    55.1
                                     =========  =========  =========  =========

          See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
Cash flows from operating activities:
  Net income............................................... $   25.8  $   30.3
                                                            --------  --------
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Minority interest......................................     10.9      11.4
    Increase in future policy benefits.....................    522.7     449.7
    Net realized investment losses.........................     16.0        .9
    Amortization of investment premiums and discounts......     52.2      74.9
    Amortization of intangibles, net.......................     47.8      40.7
    Change in certain assets and liabilities:
      Decrease (increase) in:
        Accrued investment income..........................    (13.0)      1.2
        Deferred acquisition costs.........................    (35.1)    (42.9)
        Other assets.......................................      7.7      (7.8)
      Increase (decrease) in:
        Other policyholder liabilities.....................    (16.6)     86.1
        Accounts payable and accrued expenses..............     22.5      27.3
        Deferred income tax benefit........................      9.8      (9.2)
                                                            --------  --------
        Total adjustments..................................    624.9     632.3
                                                            --------  --------
        Net cash provided by operating activities..........    650.7     662.6
                                                            --------  --------
Cash flows from investing activities:
  Proceeds from investments in fixed maturities and real
   estate..................................................  1,455.0   1,590.6
  Principal collected on mortgage and policy loans.........     72.1      76.1
  Purchases of fixed maturities............................ (1,410.6) (1,938.2)
  Mortgage loan originations...............................   (158.8)   (289.5)
                                                            --------  --------
        Net cash used in investing activities..............    (42.3)   (561.0)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from issue of investment contracts..............    676.4     678.2
  Redemption and benefit payments on investment contracts.. (1,284.6)   (907.4)
                                                            --------  --------
        Net cash used in financing activities..............   (608.2)   (229.2)
                                                            --------  --------
        Net increase (decrease) in cash and cash equiva-
         lents.............................................       .2    (127.6)
Cash and cash equivalents at beginning of period...........     87.8     176.9
                                                            --------  --------
Cash and cash equivalents at end of period................. $   88.0  $   49.3
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

(1)BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of Great Northern Insured Annuity Corporation (GNA) and its subsidiaries, General Electric Capital Assurance Company (GE Capital Assurance) and First GNA Life Insurance Company of New York (First GNA), together referred to herein as the Company. GNA is a wholly-owned subsidiary of GNA Corporation which is 100% owned by General Electric Capital Corporation (GE Capital) (see note 4).

  The consolidated financial statements represent all significant transactions during the periods presented. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair consolidated balance sheet as of September 30, 1995, consolidated statements of income and retained earnings for the three- and nine-month interim periods ended September 30, 1995 and September 30, 1994 and consolidated statements of cash flows for the nine-month interim periods ended September 30, 1995 and September 30, 1994 have been included. The consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and footnotes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

  The results of operations for the three and nine months ended September 30, 1995 should not be regarded as an indication of the results that may be expected for the entire year.

(2) COMMITMENTS AND CONTINGENCIES

  (a) As of September 30, 1995, the Company was committed to fund $177.8 million in mortgage loans.

  (b) The Company is required by law to participate in the guaranty associations of the various states in which it does business. The state guaranty associations ensure payment of guaranteed benefits, with certain restrictions to policyholders of impaired or insolvent insurance companies, by assessing all other companies involved in similar lines of business.

       There are currently several insurance companies which had substantial amounts of annuity business in the process of liquidation or rehabilitation. The Company paid assessments of $3.9 million to various state guaranty associations during the nine months ended September 30, 1995. At September 30, 1995, accounts payable and accrued expenses include $42.9 million related to estimated assessments.

(3) NEW ACCOUNTING STANDARDS

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, on January 1, 1995. The adoption of these Statements had no effect on earnings or financial position as the same level of allowance for losses was appropriate under both the previous accounting policy and the newly-adopted policy.

  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires, among other things, that certain long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if, upon such review, the sum of expected future cash flows is less than the carrying amount of the asset. An impairment loss is measured based on the difference between the carrying amount of the asset and its fair value. The effect of adopting SFAS No. 121 is not expected to be material. Adoption is required by no later than the first quarter of 1996.

  SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that rights to service mortgage loans be recognized when the underlying loans are sold. The standard also requires that capitalized mortgage servicing rights be assessed for impairment by individual risk stratum based on the fair value of such rights. The effect of adopting SFAS No. 122 is not expected to be material. Adoption is required by no later than the first quarter of 1996.

(4) SUBSEQUENT EVENTS

  Effective October 1, 1995, GNA was party to a reorganization involving GNA Corporation and certain of its life insurance company subsidiaries. This reorganization effectively transferred GNA's ownership interest of GE Capital Assurance to GNA Corporation, and GNA Corporation effectively transferred its ownership of GNA to GE Capital Assurance. This reorganization caused GNA to become a wholly-owned subsidiary of GE Capital Assurance, and GE Capital Assurance to become a wholly-owned subsidiary of GNA Corporation. The reorganization allows all life insurance company subsidiaries of GNA Corporation to file a consolidated federal tax return.

  Unaudited pro forma condensed results of operations of GNA for each of the nine-month periods ended September 30, 1995 and September 30, 1994, as if the reorganization had occurred on January 1, 1995 and January 1, 1994, respectively, are as follows:

                                                                1995     1994
                                                              -------- --------
   Total revenues............................................ $  471.5 $  364.4
   Net income................................................     27.5     29.4
   Total assets..............................................  6,824.3  6,379.0
   Total shareholder's interest..............................    631.6    458.8

  The pro forma financial information presented is shown for information purposes only, and it should be noted that the Company's actual future financial statements will reflect the effects of the reorganization from October 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net investment income increased $54.9 million to $670.9 million during the first nine months of 1995 compared to 1994. This change is attributable primarily to growth in earning assets and reinvestment at higher yields than those in place during 1994.

  Net realized investment losses increased $15.1 million to $16.0 million during the first nine months of 1995 compared to 1994, due primarily to recognition in 1995 of a loss associated with the Company's asset/liability risk management.

  Premiums increased $52.3 million to $138.9 million for the first nine months of 1995. This growth is attributable to an increase of $60.2 million in production of GNA's structured settlement product introduced at the end of first quarter 1994, offset by lower production of $7.9 million of life contingent products compared to the first nine months of 1994.

  Interest credited on policyholder deposits increased $22.3 million to $385.6 million for the first nine months of 1995 due primarily to an increase in the policyholder liabilities and slightly higher interest rates credited to policyholders.

  Change in policy reserves has increased $50.7 million to $137.2 million for the first nine months of 1995. Policy reserves related to life contingent products increased primarily from new structured settlement premiums.

  Annuity and surrender benefits increased $8.9 million to $129.9 million during the first nine months of 1995 primarily as a result of increased policyholder surrenders and tax-free exchanges over the same period in 1994.

  General expenses increased $5.2 million to $39.5 million for the first nine months of 1995 due to introduction of new products and lower expense allocations to affiliated companies.

  Amortization of intangibles increased $7.0 million to $47.8 million for the first nine months of 1995. This increase is primarily due to increased amortization of present value of future profits resulting from increased gross profits.

  Increase in deferred acquisition costs decreased $7.8 million for the first nine months of 1995 due to increased amortization resulting from increased gross profits.

INVESTMENTS

  Fixed Maturities. The Company's fixed maturities must be invested in accordance with requirements of applicable state laws and regulations regarding the nature and quality of investments that may be made by life insurance companies and the percentage of assets that may be held in certain types of investments. At September 30, 1995, approximately 80% of fixed maturity investments were in corporate issues and U.S. Treasury notes and another 20% in securities backed by residential mortgages. Approximately 69% of the fixed maturities portfolio (excluding mortgage backed securities) is expected to mature within ten years. Approximately 28%, 15% and 12% of the portfolio were concentrated in the manufacturing, financial and utility industries, respectively. As of September 30, 1995, 4% of the Company's diversified portfolio was rated below investment grade and no bonds were in default as to interest and principal.

  All of the Company's fixed maturities were designated as available-for-sale at September 30, 1995 and December 31, 1994. Accordingly, such investments were reported at fair value with corresponding amortized cost of $11,198.5 million at September 30, 1995 and $11,322.5 million at December 31, 1994. Unrealized losses, net of the effects of present value of future profits, deferred acquisition costs, deferred taxes and minority interest, have been included in shareholder's interest as of September 30, 1995. Shareholder's interest included net unrealized losses of $41.1 million and $528.8 million at September 30, 1995 and December 31, 1994, respectively, a difference primarily due to an increase in the fair value of fixed maturities, principally resulting from lower interest rates.

  Mortgage Loans. At September 30, 1995, the mortgage loan portfolio consisted of 1,245 mortgage loans on commercial real estate properties, 37% of which are located in California. The loans, which were originated through a network of mortgage bankers, were made only on completed leased properties and have loan-to-value ratios of 75% or less at the date of origination. GNA does not engage in construction lending or land loans. At September 30, 1995, two mortgage loans with a book value of $2.9 million were in default as to interest and principal and 9 mortgage loans with a book value of $8.5 million have been restructured.

  Real Estate Owned. All real estate holdings are a result of mortgage loan foreclosure. Properties are currently reported at the lower of cost or fair value less estimated cost to sell. At September 30, 1995, the Company holds 7 properties for which management intends to market in an orderly fashion to maximize their value.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company is not involved in any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

  Omitted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Omitted.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                      Great Northern Insured Annuity Corporation
                                      ------------------------------------------
                                                    (Registrant)


        November 14, 1995             By         /s/ Geoffrey S. Stiff
----------------------------------       --------------------------------------
               Date                          Geoffrey S. Stiff, Senior Vice
                                                   President, Finance
                                             (Principal Financial Officer)



        November 14, 1995             By          /s/ Thomas W. Casey
----------------------------------       --------------------------------------
               Date                       Thomas W. Casey, Vice President and
                                                       Controller
                                             (Principal Accounting Officer)