Form 10-K
period 1995-12-31
GREAT NORTHERN INSURED ANNUITY CORP
filed 1996-03-11
CIK 904974

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                               ----------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO

                        COMMISSION FILE NUMBER 33-62674

                            GREAT NORTHERN INSURED
                              ANNUITY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

             WASHINGTON                           91-1127115
    (STATE OR OTHER JURISDICTION                I.R.S. EMPLOYER
          OF INCORPORATION)                   IDENTIFICATION NO.)


    TWO UNION SQUARE, SUITE 5600
         SEATTLE, WASHINGTON                         98101
   (ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
               OFFICE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (206) 625-1755

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)
(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I
  Item  1. Business..............................................................................    3
  Item  2. Properties............................................................................    5
  Item  3. Legal Proceedings.....................................................................    5
  Item  4. Submission of Matters to a Vote of Securities Holders.................................    5
PART  II
  Item  5. Market for the Registrant's Common Equity and Related Stockholder Matters.............    5
  Item  6. Selected Financial Data...............................................................    5
  Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations.    6
  Item  8. Financial Statements and Supplementary Data...........................................    9
  Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..   30
PART  III
  Item 10. Directors and Executive Officers of the Registrant....................................   30
  Item 11. Executive Compensation................................................................   30
  Item 12. Security Ownership of Certain Beneficial Owners and Management........................   30
  Item 13. Certain Relationships and Related Transactions........................................   30
PART  IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................   30

                                    PART I

ITEM 1. BUSINESS

OWNERSHIP

  Great Northern Insured Annuity Corporation (GNA or the Company) was incorporated as a stock life insurance company organized under the laws of the State of Washington on June 4, 1980 and began writing business pursuant to licensing on October 15, 1980. On June 30, 1983, The Weyerhaeuser Company (Weyerhaeuser) acquired a controlling interest in GNA. In October 1984, GNA Corporation, a stock holding company, was formed to hold the Company's stock. Weyerhaeuser exchanged its shares of GNA stock for shares of GNA Corporation.

  Pursuant to a Stock Purchase Agreement dated January 5, 1993, by and between Weyerhaeuser and General Electric Capital Corporation (GE Capital), 100% of the outstanding capital stock of GNA Corporation was sold to GE Capital effective April 1, 1993.

  Effective July 14, 1993, GE Capital acquired 100% of the outstanding capital stock of United Pacific Life Insurance Company (United Pacific Life). GE Capital transferred controlling ownership of United Pacific Life to GNA. Subsequently, United Pacific Life's name was changed to General Electric Capital Assurance Company (GE Capital Assurance). GE Capital Assurance, a Delaware life insurer, is licensed in the District of Columbia, and all states except Maine and New York.

  On February 1, 1990, GNA acquired 100% of the outstanding stock of First GNA Life Insurance Company of New York (First GNA). Subsequent to the acquisition of United Pacific Life, GNA merged First GNA with United Pacific Reliance Life Insurance Company of New York, a wholly owned subsidiary of United Pacific Life. The merged company is 48% owned by GNA and 52% by GE Capital Assurance. Effective February 1, 1996, First GNA's name was changed to GE Capital Life Assurance Company of New York (GE Capital Life). GE Capital Life issues deferred and immediate annuities and life insurance in the state of New York.

  Effective October 1, 1995, GNA was party to a reorganization involving GNA Corporation and certain of its life insurance company subsidiaries (herein referred to as the Reorganization). As part of the Reorganization, GNA became a wholly-owned subsidiary of GE Capital Assurance, and GE Capital Assurance became a wholly-owned subsidiary of GNA Corporation. Previously, all of GE Capital Assurance's voting common stock was owned by GNA. The Reorganization allows all life insurance company subsidiaries of GNA Corporation to file a consolidated federal tax return.

MARKETING

  GNA is licensed in the District of Columbia and all states except Maine, New Hampshire, New York and Vermont. GNA markets fixed-rate deferred annuities, immediate annuities and variable deferred annuities primarily through banks, thrifts and other financial institutions.

  Deferred Fixed-Rate Annuities. The predominant form of deferred annuities require either single premium or flexible premium payments and have a minimum annual guaranteed crediting rate. After the initial guarantee period, the crediting rate may be changed periodically. The policy owner is permitted to withdraw all or part of the premium paid plus interest credited, less a surrender charge for withdrawals during the initial penalty period of one to eight years. The surrender charge is initially 5% to 8% of the contract value and decreases over the penalty period. Some deferred annuities provide for penalty-free partial withdrawals of the accumulated interest credited or up to 10% annually of the accumulation value. GNA also markets a Modified Guaranteed Annuity Contract (MGA) that offers ten different guarantee periods and allows investors to increase earnings potential by combining different interest rates under one product. Early withdrawals under the MGA are subject to a market value adjustment. In 1995, the Company issued $709.5 million in deferred annuities. At December 31, 1995, deferred annuities comprised $5,452.5 million of total liabilities for future annuity and contract benefits.

  Immediate Annuities. The Company's immediate annuities are designed to provide a series of periodic payments for a fixed length of time or for life, according to the annuitant's choice at the time of issue. Once the payments have begun, the amount, frequency and length of time for which they are payable are fixed. A primary form of immediate annuities, the structured settlement annuity, is usually sold as part of a settlement resulting from a personal injury or wrongful death claim to provide scheduled payments to an injured person or his dependents. Structured settlement annuities are generally long-term and cannot be surrendered. In 1995, the Company issued $276.5 million in immediate annuities. At December 31, 1995, immediate annuities comprised $461.5 million of total liabilities for future annuity and contract benefits.

  Deferred Variable Annuities. GNA markets a Deferred Variable Annuity that offers customers a different degree of potential for return by offering eighteen investment options: eight different mutual fund portfolios and a fixed MGA account with ten different guaranteed interest rate periods. Performance of the mutual fund portfolios selected determines the variable account value. Customers may withdraw all or a portion of their account value, subject to certain charges for early withdrawals. The withdrawal charge is initially 5% and decreases over the penalty period. Customers may also make penalty-free partial withdrawals of up to 10% annually of their accumulated account value. Withdrawals from the fixed MGA account guarantee periods are also subject to market value adjustments. GNA deducts annual charges for mortality risk and administration costs equal to 1.4% of the account balance. In 1995, the Company issued $17.9 million in variable deferred annuities.

COMPETITION

  The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. There are approximately 1,700 stock, mutual and other types of insurers in the life insurance business in the United States, a significant number of which are substantially larger than GNA. As of December 31, 1995, the Company has 482 employees. In addition, the Company has 230 retail sales agents selling the Company's products through an affiliated company, GNA Insurance Services, Inc.

  A.M. Best assigned to GNA an A + (Superior) rating. Duff & Phelps reaffirmed the Company's AA (Very High) rating, and Standard & Poor's reaffirmed an AA (Excellent) rating based on the Company's high claims paying ability and excellent asset quality.

GOVERNMENT REGULATION

  GNA is subject to the laws of the State of Washington governing insurance companies and to the regulations of the Washington Insurance Department. In addition, GNA is subject to regulation under the insurance laws of other jurisdictions in which the Company operates. Regulation by other supervisory agencies includes licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amounts of investments permitted. The Company's books and accounts are subject to review by each Insurance Department and other supervisory agencies at all times, and GNA files annual statements with these agencies. A full examination of the Company's operations is conducted periodically by various Insurance Departments and may include the participation of the insurance departments of other states in which GNA conducts business. Recent examinations have not resulted in significant findings.

  In addition, many states regulate affiliated groups of insurers (including
GNA) under insurance holding company legislation. Under such laws, intercompany transactions, including transfers of assets and dividend payments from insurance subsidiaries, may be subject to prior notice or approval, depending on the size of the transfers and payments in relation to the financial positions of the companies involved. Due to the Company's volume of California business, GNA is considered a California commercially domiciled insurer under California insurance holding company law.

  The National Association of Insurance Commissioners (NAIC) has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset quality, (ii) insurance, risk (iii) interest rate risk, and (iv) other business factors. The RBC formula is designed as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of its operations, the Company monitors the level of its RBC and it exceeds the minimum required levels.

  Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. GNA has estimated assessments related to known insolvencies, primarily Executive Life Insurance Company, and has recorded a liability of $38.2 million at December 31, 1995 related to this estimated liability. The amount of any future assessments related to future insolvencies under these laws, however, cannot be reasonably estimated. Most of these laws do provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

  Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business, tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and the taxation impact on the relative desirability of various investment vehicles.

ITEM 2. PROPERTIES

  The Company leases office space in Seattle, Washington. The Company is reimbursed by its subsidiaries and affiliates for rent based on direct and indirect allocation methods. All owned properties were acquired through foreclosure and are held for sale.

ITEM 3. LEGAL PROCEEDINGS

  There is no material pending litigation to which the Company is a party or of which any of the Company's property is the subject, and there are no legal proceedings contemplated by any governmental authorities against GNA of which the Company has any knowledge.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock of the Company is owned entirely by GE Capital Assurance and, therefore, there is no trading market in such stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the financial statements and notes thereto included in this Form 10-K.

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN MILLIONS)

                                               YEAR ENDED DECEMBER 31
                          --------------------------------------------------------------------
                             1995        1994      1995     1994      1993     1992     1991
                          ----------- ----------- ------- --------  --------  -------  -------
                           PRO FORMA   PRO FORMA
                          (UNAUDITED) (UNAUDITED)
                              (1)         (1)
                          ----------- -----------
Net investment income...    $ 444.5     $ 391.6   $ 784.7 $  837.8  $  579.8  $ 406.4  $ 421.6
Income before income
 taxes and minority
 interest...............       39.1        70.6      62.0    107.7      57.0     53.6     53.8
Net income..............       26.7        44.0      26.3     47.5      34.1     33.6     35.3
Total assets............    6,926.5     6,578.0   6,926.5 13,100.2  13,160.1  5,973.9  5,167.9
Shareholder's interest
 excluding net
 unrealized investment
 gain/(loss)............      631.7       607.3     631.7    794.2     754.0    326.3    304.7
Net unrealized
 investment gain/(loss).       29.9      (166.7)     29.9   (528.8)    (16.3)     (.5)     --
Total shareholder's
 interest...............      661.6       440.6     661.6    265.4     737.7    325.8    304.7

--------
(1) Unaudited pro forma results reflect the Reorganization as if it had occurred at the beginning of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  GNA derives substantially all its income from earnings on investments offset by interest credited to policyholders of predominantly deferred and immediate annuities, operating expenses, acquisition costs and taxes. Funds received for the purchase of immediate annuities with life contingencies, including options elected under annuity contracts, are reported as premium income. Other income is primarily surrender fees on deferred annuity policies.

 1995 Compared to 1994

  Effective October 1, 1995, GNA was party to a reorganization (the Reorganization) in which GNA became a wholly-owned subsidiary of GE Capital Assurance and GE Capital Assurance became a wholly-owned subsidiary of GNA Corporation. Previously, all of GE Capital Assurance's voting stock was owned by GNA; therefore, GNA's results of operations include GE Capital Assurance and subsidiaries' results for 9 months of 1995 and 12 months of 1994.

  Net investment income decreased $53.1 million to $784.7 million. This is primarily related to the Reorganization described above, which reduced earning assets by $6,506.8 million. As a result of the Reorganization, net investment income excluded GE Capital Assurance and subsidiaries' fourth quarter net investment income of $114.7 million. The remaining $61.6 million increase is primarily attributable to higher invested assets and reinvestment of net investment proceeds in higher yielding securities.

  Net realized investment gains (losses)--As part of the Company's asset/liability risk management, net realized investment losses were $14.4 million during 1995, compared to a $6.3 million gain in 1994.

  Premiums increased $59.5 million to $177.1 million. This increase primarily relates to increased sales of GNA's structured settlement product of $67.3 million, introduced in June of 1994, offset by the effects of the Reorganization of $7.8 million.

  Interest credited on policyholder deposits decreased $27.2 million to $462.2 million. The decrease was primarily related to the Reorganization as interest crediting rates remained relatively consistent with 1994.

  Change in policy reserves increased $54.1 million to $174.5 million. Policy reserves related to life contingent products increased primarily from new structured settlement premiums and growth in annuitizations of life contingent products.

  Annuity and surrender benefits decreased $24.2 million to $136.7 million. Offsetting the effects of the Reorganization, which decreased benefits by $40.8 million, annuity and surrender benefits increased by $16.6 million. This increase is due to structured settlements benefits and increased tax free exchanges.

  Commissions decreased $9.9 million to $42.9 million. This decrease is primarily due to decreased product sales of $125.1 million to $987.4 million.

  General expenses increased $24.4 million to $71.2 million. This increase is primarily related to an accrual for guaranty association assessments of $20.4 million recorded in the fourth quarter of 1995. These assessments levied by various state regulators help to ensure payments to policyholders of impaired or insolvent companies.

  Amortization of intangibles is a result of the GNA and GE Capital Assurance acquisitions. The Company established goodwill and present value of future profits (PVFP) assets in connection with the acquisitions. For the years ended December 31, 1995 and 1994, goodwill amortization was $4.8 million and $7.8 million, respectively. The decrease is primarily related to the fact that after the Reorganization, the goodwill balance of GE Capital Assurance was dividended out and the related amortization was not included in GNA's operations for the fourth quarter of 1995.

  PVFP represents the present value of estimated gross profits embedded in acquired contracts, and is estimated using actuarial methods and assumptions related to future investment income yields, interest credited rates, contract maintenance expenses, persistency rates and surrender fees. Amortization will be based on periodic estimates of realized and remaining gross profits. Net PVFP amortization for the years ended December 31, 1995 and 1994 was $52.4 million and $50.0 million, respectively.

  Increase in deferred acquisition costs decreased $20.2 million to $42.9 million primarily as a result of lower commissions and an increase of $10.3 million in amortization of the related balance sheet account.

  Provision for income taxes. The effective tax rate for 1995 decreased from 41.5% to 39.5% primarily due to lower state taxes caused by the Reorganization.

  Minority interest decreased $4.3 million to $11.2 million primarily due to the fact that in the fourth quarter of 1995, after the effects of the Reorganization, there was no longer minority interest recorded in GNA's financial statements. The minority interest previously recorded represented GNA Corporation's proportional ownership of GE Capital Assurance.

 1994 Compared to 1993

  Net investment income increased $258.0 million to $837.8 million. This change is attributable to additional investment income from GE Capital Assurance during 1994, as well as growth in earning assets from $12,264.2 million to $12,828.2 million. Overall investment yields have also increased as interest rates continued to rise throughout the year.

  Premiums increased $91.6 million to $117.6 million. This growth is attributable to the introduction of GNA's structured settlement product in the second quarter of 1994 and an increase in annuitization to life contingent products from single premium deferred annuity products.

  Interest credited on policyholder deposits increased $77.5 million to $489.4 million. Of the increase, GE Capital Assurance accounted for $91.0 million which was partially offset by lower interest crediting rates on policyholder deposits.

  Change in policy reserves increased $95.7 million to $120.4 million. Policy reserves related to life contingent products increased primarily from new structured settlement premiums and growth in annuitizations of life contingent products.

  Annuity and surrender benefits increased $88.6 million to $160.9 million due to the acquisition of GE Capital Assurance and its related life contingent product mix. The mature block of business in GE Capital Assurance results in higher benefit payments.

  Commissions increased $25.0 million to $52.8 million. This increase is a result of sales volumes increasing $418.6 million to $1,112.5 million during 1994.

  General expenses for 1994 were essentially the same as 1993. The additional expense volume of GE Capital Assurance was mitigated by economies of scale which maintained general expense levels.

  Amortization of intangibles is a result of the GNA and GE Capital Assurance acquisitions. The Company established goodwill of $150.6 million and present value of future profits (PVFP) of $381.6 million in connection with the acquisitions. For the years ended December 31, 1994 and 1993, goodwill amortization was $7.8 million and $2.0 million, respectively. The increase in goodwill amortization for the year ended December 31, 1994 results from the inclusion of GE Capital Assurance for twelve months compared to six months in 1993, and the adjustments for the impact of certain tax elections related to the acquisition of GNA.

  Net PVFP amortization for the years ended December 31, 1994 and 1993 was $50.0 million and $17.7 million, respectively. Amortization of PVFP has increased due to inclusion of twelve months of amortization in 1994 compared to nine months in 1993 for GNA and five and one-half months for GE Capital Assurance.

  Increase in deferred acquisition costs increased $27.0 million to $63.1 million due to increased sales volumes and related commissions.

  Provision for income taxes. The effective tax rate for 1994 increased from 28.6% to 41.5% primarily due to the non-deductible effects of goodwill amortization and the effects in 1993 of the corporate tax rate change from 34% to 35%.

  Minority interest in net income increased $9.8 million to $15.5 million due to the full year accrual of a cumulative dividend on GE Capital Assurance's preferred stock. GE Capital Assurance's preferred stock was issued September 29, 1993 to GNA Corporation.

INVESTMENTS

  Fixed Maturities. The Company's assets must be invested in accordance with requirements of applicable state laws and regulations regarding the nature and quality of investments that may be made by life insurance companies and the percentage of its assets that may be held in certain types of investments. At December 31, 1995, approximately 44.7% of the fixed maturities were in corporate issues and U.S. Treasuries with expected maturities within five years and another 32.8% in securities backed by residential mortgages. At December 31, 1995, the Company did not hold any fixed maturity securities, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholder's interest before net unrealized investment gains (losses). Approximately 23.5%, 20% and 8.4% of the portfolio were concentrated in the manufacturing, financial and utility industries, respectively. As of December 31, 1995, 1.5% of the Company's portfolio was rated below investment grade and no bonds were in default as to interest and principal.

  All of the Company's fixed maturities were designated as available-for-sale at December 31, 1995 and 1994. Accordingly, such investments were reported at fair value. Unrealized gains and losses, net of the effects of present value of future profits, deferred acquisition costs, minority interest and deferred taxes, have been included in shareholder's interest as of December 31, 1995 and 1994. Shareholder's interest included net unrealized gains of $29.9 million and net unrealized losses of $528.8 million at December 31, 1995 and 1994, respectively, a difference primarily due to an increase in the fair value of fixed maturities, principally resulting from lower interest rates and the effects of the Reorganization.

  Mortgage-backed securities are subject to risks associated with variable prepayments. This may result in these securities having a different actual maturity than planned at the time of purchase. Prepayment speeds are generally dependent on the relative sensitivity of the underlying mortgages backing the assets to changing interest rates and the repayment priority of the securities in the overall securitization structure. Under certain circumstances, the Company has purchased higher risk securities which do not compromise the safety of the general portfolio, but rather serve to mitigate the Company's risk exposure to changing interest rates. There are negligible default risks in the mortgage-backed securities portfolio as a whole, as the vast majority of the assets are either guaranteed by U.S. government sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

  Mortgage Loans. At December 31, 1995, the mortgage loan portfolio consisted of 1,161 mortgage loans on commercial real estate properties, 47% of which are located in California. The loans, which were originated through a network of mortgage bankers, were made only on completed, leased properties and have loan-to-value ratios at the date of origination of less than 75%. GNA does not engage in construction lending or land loans. In conjunction with the GE Capital acquisition of GNA, loans and real estate with a book value of $47.4 million were sold to Weyerhaeuser Company. At December 31, 1995, four mortgage loans representing $3.9 million were in default as to interest and principal and ten mortgage loans totaling $8.5 million have been restructured.

  Real Estate Owned. All real estate holdings totaling $1.1 million are a result of mortgage loan foreclosure. In 1995, GNA acquired one real estate property through foreclosure. Properties are currently reported at net realizable value. Real estate owned decreased in 1995 by $5.2 million due to the sale of three properties. At December 31, 1995, the Company holds two properties for which management intends to market in an orderly fashion to maximize their value.

  Other Invested Assets. The Company's other invested assets consist of GNA's equity investment in GE Capital Life of $123.6 million and investments in mutual fund portfolios offered in conjunction with the Deferred Variable Annuity of $40.4 million.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements are met by funds from operations and investment activity. Premiums and policyholder deposits are invested in assets that generally have durations similar to the Company's liabilities. Funds from investment activity included principal and interest payments from the bond and mortgage portfolio as well as sales, calls and maturities of certain securities. As of December 31, 1995, investments subject to certain call provisions totaled $156.1 million; and mortgage-backed securities subject to prepayment risk totaled $1,661.6 million.

  The Company is restricted by Washington State as to the amount of dividends it may pay within a given calendar year to its parent without regulatory consent. That restriction is the greater of statutory net gain from operations for the year or 10% of the statutory surplus at the end of the year, subject to a maximum equal to statutory earned surplus. As of December 31, 1995, approximately $78.3 million was available for dividend payments in 1996.

NEW ACCOUNTING STANDARDS

  The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 114, Accounting for Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, on January 1, 1995. The adoption of these Statements had no effect on earnings or financial position as the same level of allowance for losses was appropriate under both the previous accounting policy and the newly adopted policy.

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

  SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that rights to serve mortgage loans to be recognized when the underlying loans are sold. The standard also requires that capitalized mortgage servicing rights be assessed for impairment by individual risk stratum based on the fair value of such rights. The effect of adopting SFAS No. 122 is not expected to be material. Adoption is required by no later than the first quarter of 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Great Northern Insured Annuity Corporation:

  We have audited the accompanying consolidated balance sheets of Great Northern Insured Annuity Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholder's interest, and cash flows for the years then ended and the nine-month period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Northern Insured Annuity Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended and the nine-month period ended December 31, 1993 in conformity with generally accepted accounting principles.

  As discussed in note 1 to the consolidated financial statements, effective April 1, 1993, General Electric Capital Corporation acquired all of the outstanding stock of the Company's parent, GNA Corporation, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

KPMG Peat Marwick LLP

Seattle, Washington
January 19, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Great Northern Insured Annuity Corporation:

  We have audited the accompanying consolidated statements of income, shareholder's interest and cash flows of Great Northern Insured Annuity Corporation (a Washington Corporation) and subsidiaries for the three months ended March 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures on the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Great Northern Insured Annuity Corporation and subsidiaries' operations and their cash flows for the three months ended and March 31, 1993 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Seattle, Washington
July 14, 1993

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                          ASSETS                              1995     1994
                          ------                            -------- ---------
Investments:
  Fixed maturities, at fair value (amortized cost of
   $4,942.2 in 1995 and $11,322.5 in 1994)................. $5,064.6 $10,281.3
  Mortgage loans, net of valuation allowance of $35.3 in
   1995 and $32.0 in 1994..................................  1,282.4   1,352.1
  Real estate owned........................................      1.1       6.3
  Policy loans.............................................      3.9      83.6
  Short-term investments...................................     28.1      58.7
  Other invested assets....................................    164.0       --
                                                            -------- ---------
    Total investments......................................  6,544.1  11,787.0
Cash.......................................................      1.9      29.2
Accrued investment income..................................     85.6     196.3
Deferred acquisition costs.................................     88.8      92.1
Intangible assets..........................................    156.3     562.7
Deferred income tax benefit................................      --      404.7
Other assets...............................................     32.2      28.2
Separate account assets....................................     17.6       --
                                                            -------- ---------
    Total assets........................................... $6,926.5 $13,100.2
                                                            ======== =========
          LIABILITIES AND SHAREHOLDER'S INTEREST
          --------------------------------------
Liabilities:
  Future annuity and contract benefits..................... $5,977.9 $12,206.5
  Policy and contract claims...............................     89.5     105.5
  Other policyholder liabilities...........................     73.6      93.6
  Deferred income tax liability............................      2.2       --
  Accounts payable and accrued expenses....................    104.1     149.6
  Separate account liabilities.............................     17.6       --
                                                            -------- ---------
    Total liabilities......................................  6,264.9  12,555.2
                                                            -------- ---------
Minority interest..........................................      --      279.6
Shareholder's interest:
  Common stock, $100 par value. Authorized, issued and
   outstanding 25,000 shares...............................      2.5       2.5
  Additional paid-in capital...............................    541.9     719.4
  Net unrealized investment gain (loss)....................     29.9    (528.8)
  Retained earnings........................................     87.3      72.3
                                                            -------- ---------
    Total shareholder's interest...........................    661.6     265.4
                                                            -------- ---------
    Total liabilities and shareholder's interest........... $6,926.5 $13,100.2
                                                            ======== =========





          See accompanying notes to consolidated financial statements.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                                                                 1993
                                                                                                        -----------------------
                                                                                                          APRIL 1-   JANUARY 1-
                                                                                         1995    1994   DECEMBER 31   MARCH 31
                                                                                        ------  ------  ------------ ----------
                                                                                                           (POST-
                                                                                                        ACQUISITION)
Revenues:
  Net investment income................................................................ $784.7  $837.8     $477.2      $102.6
  Net realized investment gains (losses)...............................................  (14.4)    6.3        4.3          .1
  Premiums.............................................................................  177.1   117.6       23.4         2.6
  Surrender fee and other income.......................................................   16.7    11.2        8.9         2.8
                                                                                        ------  ------     ------      ------
    Total revenues.....................................................................  964.1   972.9      513.8       108.1
                                                                                        ------  ------     ------      ------
Benefits and expenses:
  Interest credited....................................................................  462.2   489.4      331.4        80.5
  Change in policy reserves............................................................  174.5   120.4       23.0         1.7
  Annuity and surrender benefits.......................................................  136.7   160.9       71.3         1.0
  Commissions..........................................................................   42.9    52.8       20.3         7.5
  General expenses.....................................................................   71.2    46.8       32.5        12.0
  Amortization of intangibles, net.....................................................   57.5    58.0       19.8         --
  Increase in deferred acquisition costs, net..........................................  (42.9)  (63.1)     (27.2)       (8.9)
                                                                                        ------  ------     ------      ------
    Total benefits and expenses........................................................  902.1   865.2      471.1        93.8
                                                                                        ------  ------     ------      ------
    Income before income taxes and minority interest...................................   62.0   107.7       42.7        14.3
Provision for income taxes.............................................................   24.5    44.7       12.2         5.0
                                                                                        ------  ------     ------      ------
    Income before minority interest....................................................   37.5    63.0       30.5         9.3
Minority interest......................................................................   11.2    15.5        5.7         --
                                                                                        ------  ------     ------      ------
    Net income......................................................................... $ 26.3  $ 47.5     $ 24.8      $  9.3
--------------------------------------------------
                                                                                        ======  ======     ======      ======




          See accompanying notes to consolidated financial statements.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S INTEREST

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                          (DOLLAR AMOUNTS IN MILLIONS)

                          COMMON STOCK  ADDITIONAL   UNREALIZED                TOTAL
                          -------------  PAID-IN     INVESTMENT   RETAINED SHAREHOLDER'S
                          SHARES AMOUNT  CAPITAL   GAINS (LOSSES) EARNINGS   INTEREST
                          ------ ------ ---------- -------------- -------- -------------
Balances at December 31,
 1992...................  35,150  $2.0   $ 175.1      $   (.5)     $149.2     $ 325.8
  Net income............     --    --        --           --          9.3         9.3
  Net unrealized
   investment gains.....     --    --        --           2.4         --          2.4
                          ------  ----   -------      -------      ------     -------
Balances at March 31,
 1993...................  35,150   2.0     175.1          1.9       158.5       337.5
                          ======  ====   =======      =======      ======     =======
Balances at April 1,
 1993 (post-
 acquisition)...........  25,000   2.5     543.8          --          --        546.3
  Net income............     --    --        --           --         24.8        24.8
  Capital contribution
   of GE Capital
   Assurance............     --    --      182.9          --          --        182.9
  Net unrealized
   investment losses....     --    --        --         (16.3)        --        (16.3)
                          ------  ----   -------      -------      ------     -------
Balances at December 31,
 1993...................  25,000   2.5     726.7        (16.3)       24.8       737.7
  Net income............     --    --        --           --         47.5        47.5
  Purchase price
   adjustments..........     --    --       (7.3)         --          --         (7.3)
  Net unrealized
   investment losses....     --    --        --        (512.5)        --       (512.5)
                          ------  ----   -------      -------      ------     -------
Balances at December 31,
 1994...................  25,000   2.5     719.4       (528.8)       72.3       265.4
  Net income............     --    --        --           --         26.3        26.3
  Dividend of GE Capital
   Assurance............     --    --     (175.2)         --        (11.3)     (186.5)
  Purchase price
   adjustments..........     --    --       (2.3)         --          --         (2.3)
  Net unrealized
   investment gain......     --    --        --         558.7         --        558.7
                          ------  ----   -------      -------      ------     -------
Balances at December 31,
 1995...................  25,000  $2.5   $ 541.9      $  29.9      $ 87.3     $ 661.6
                          ======  ====   =======      =======      ======     =======





          See accompanying notes to consolidated financial statements.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                  1993
                                                         ----------------------
                                                          APRIL 1-   JANUARY 1-
                                     1995       1994     DECEMBER 31  MARCH 31
                                   ---------  ---------  ----------- ----------
Cash flows from operating
 activities:
  Net income...................... $    26.3  $    47.5   $    24.8   $   9.3
                                   ---------  ---------   ---------   -------
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Minority interest.............      11.2       15.5         5.7       --
    Equity in undistributed
     earnings of GE Capital Life..      (1.3)       --          --        --
    Increase in future policy
     benefits.....................     636.7      609.8       357.0      82.2
    Net realized investment
     (gains) losses...............      14.4       (6.3)       (4.3)      (.1)
    Amortization of investment
     premiums and discounts.......      61.4       83.6        80.5      22.8
    Amortization of intangibles...      57.5       58.0        19.4        .4
    Change in certain assets and
     liabilities:
      Decrease (increase) in:
        Accrued investment income.      (6.5)       6.5         (.9)     (4.3)
        Deferred acquisition
         costs....................     (42.9)     (63.1)      (27.2)     (8.9)
        Deferred income tax
         benefit..................       4.0       30.2        (5.5)      --
        Other assets..............      12.6      (10.7)       (3.0)      4.5
      Increase (decrease) in:
        Other policyholder
         liabilities..............     (25.7)     122.7       (34.3)     18.4
        Accounts payable and
         accrued expenses.........      24.1      (13.0)       53.8      (5.8)
                                   ---------  ---------   ---------   -------
        Total adjustments.........     745.5      833.2       441.2     109.2
                                   ---------  ---------   ---------   -------
        Net cash provided by
         operating activities.....     771.8      880.7       466.0     118.5
                                   ---------  ---------   ---------   -------
Cash flows from investing
 activities:
  Proceeds from investments in
   fixed maturities and real
   estate.........................   1,735.6    1,970.8     3,912.0     280.5
  Principal collected on mortgage
   loans..........................     124.4       93.1       117.1       7.1
  Purchases of fixed maturities...  (1,846.5)  (2,413.7)   (4,741.8)   (725.7)
  Mortgage loan originations......    (159.9)    (389.2)     (104.0)    (37.0)
  Dividends received..............       7.1        --          --        --
                                   ---------  ---------   ---------   -------
        Net cash used in investing
         activities...............    (139.3)    (739.0)     (816.7)   (475.1)
                                   ---------  ---------   ---------   -------
Cash flows from financing
 activities:
  Proceeds from issue of
   investment contracts...........     810.3      994.9       489.4     178.5
  Redemption and benefit payments
   on investment contracts........  (1,469.2)  (1,220.6)     (604.4)   (117.6)
  Cash received upon contribution
   of GE Capital Assurance........       --         --        540.4       --
  Cash distributed in conjunction
   with dividend of GE Capital
   Assurance......................     (31.5)       --          --        --
  Short-term borrowings...........       --        (5.0)        5.0       --
                                   ---------  ---------   ---------   -------
        Net cash provided by (used
         in) financing activities.    (690.4)    (230.7)      430.4      60.9
                                   ---------  ---------   ---------   -------
        Net increase (decrease) in
         cash and cash
         equivalents..............     (57.9)     (89.0)       79.7    (295.7)
Cash and cash equivalents at
 beginning of period..............      87.9      176.9        97.2     392.9
                                   ---------  ---------   ---------   -------
Cash and cash equivalents at end
 of period........................ $    30.0  $    87.9   $   176.9   $  97.2
                                   =========  =========   =========   =======


          See accompanying notes to consolidated financial statements.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993

                         (DOLLAR AMOUNTS IN MILLIONS)

(1) ACQUISITIONS, REORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Acquisitions

  Effective April 1, 1993, General Electric Capital Corporation (GE Capital), all of whose common stock is indirectly owned by General Electric Company, completed the acquisition of 100% of GNA Corporation's capital stock from Weyerhaeuser Company and Weyerhaeuser Financial Services Inc. for a purchase price of $577.4. For tax return purposes, the parties to this purchase have agreed to treat the purchase as an acquisition of assets. Effective July 14, 1993, GE Capital acquired 100% of the issued and outstanding capital stock of United Pacific Life Insurance Company and four of its seven wholly-owned subsidiaries from Reliance Insurance Company and its parent company, Reliance Group Holdings, Inc. for a purchase price of $514.6 in cash (collectively, the Acquisitions). The Acquisitions have been accounted for using the purchase method of accounting. Accordingly, each acquisition's purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at their respective acquisition dates. The consolidated statements of income, shareholder's interest, and cash flows include the effects of purchase adjustments as of their respective acquisition dates. During 1994, United Pacific Life Insurance Company was renamed General Electric Capital Assurance Company (GE Capital Assurance).

 (b) Reorganization

  Effective October 1, 1995, Great Northern Insured Annuity Corporation (GNA or the Company) was party to a reorganization (the Reorganization) involving GNA Corporation and certain of its life insurance company subsidiaries. The Reorganization allows all life insurance company subsidiaries of GNA Corporation to file a consolidated federal tax return.

  Prior to the Reorganization, GE Capital Assurance's voting common stock was owned by GNA and its preferred and nonvoting common stock was owned by GNA Corporation, thus resulting in minority interest. As part of the Reorganization, GNA became a wholly-owned subsidiary of GE Capital Assurance and GE Capital Assurance became a wholly-owned subsidiary of GNA Corporation. Consequently, there was no minority interest recorded on the balance sheet of GNA as of December 31, 1995. In order for GE Capital Assurance to become the direct parent of GNA, GNA Corporation contributed all of the stock of GNA to GE Capital Assurance in exchange for voting shares of GE Capital Assurance. GNA distributed its holdings of GE Capital Assurance common stock to GE Capital Assurance with the result that GE Capital Assurance is now wholly-owned by GNA Corporation.

  The accompanying consolidated financial statements include the accounts of GNA and its subsidiaries prior to the Reorganization, GE Capital Assurance and First GNA Life Insurance Company of New York (First GNA), owned 48% by GNA and 52% by GE Capital Assurance. The results subsequent to the Reorganization include
GNA, as well as its proportionate share of First GNA, accounted for under the equity method. Effective February 1,
1996, First GNA was renamed GE Capital Life Insurance Company of New York (GE Capital Life).

  Following are pro forma results of operations of GNA for the years ended December 31, 1995 and 1994, as if the Reorganization had occurred at the beginning of the period presented:

                                                                1995     1994
                                                              -------- --------
      Total revenues......................................... $  631.4 $  509.1
      Net income.............................................     26.7     44.0
      Total assets...........................................  6,926.5  6,578.0
      Total shareholders' interest...........................    661.6    440.6

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

 (c) Basis of Presentation

  These consolidated financial statements are prepared on the basis of generally accepted accounting principles (GAAP) for stock life insurance companies, which vary in several respects from accounting practices prescribed or permitted by the Insurance Commissioners of the states of Washington, Delaware and New York, where the Company and subsidiaries are domiciled.

  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

 (d) Products

  The primary product of the Company is investment type deferred annuities. The Company has also issued life contingent structured settlement policies, single premium whole life policies and a limited number of universal life policies. Investment type immediate annuities are also issued. The Company considers the sale of annuity and life insurance products to be a single segment/line of business.

  GNA primarily sells its products through banks, thrifts and other financial institutions. Three financial institutions accounted for 79% of all deferred and immediate annuity contracts issued during 1995.

  GNA has effective registration statements with the Securities and Exchange Commission for the purposes of marketing Modified Guaranteed Annuity (MGA) and Group Deferred Variable Annuity products. The MGA offers customers a guaranteed interest rate for a predetermined time period and subjects customers to a market value adjustment on early withdrawals. The Group Deferred Variable Annuity offers customers eighteen investment options: eight which invest in shares of a corresponding mutual fund portfolio, and ten which correspond with guaranteed interest rate periods of one to ten years.

 (e) Revenues

  Investment income is recorded when earned. Investment gains and losses are calculated on the basis of specific identification. Premiums from the sale of life contingent annuities are recognized as revenue when contracts are issued. Surrender charges are recognized as income when the policy is surrendered.

 (f) Investments

  The Company has designated its fixed maturities as available for sale beginning December 31, 1993. Those securities are reported at fair value, with net unrealized gains and losses included in equity, net of effects on the present value of future profits, deferred acquisition costs, and deferred income tax. Unrealized losses that are other than temporary are recognized in earnings.

  The Company does not engage in derivatives trading, market-making or other speculative activities. Any instrument designated but ineffective as a hedge is marked to market and recognized in operations immediately. The Company uses interest rate swaps that modify reserve characteristics or designated assets. The Company requires all options to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction. The Company has no open or outstanding derivative transactions at December 31, 1995 or 1994.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

  Mortgage and policy loans are stated at the unpaid principal balance of such loans, net of allowances for probable uncollectible balances.

  Foreclosed real estate owned is carried at lower of cost or fair value less selling costs, giving consideration to current occupancy rates and economic conditions.

 (g) Statements of Cash Flows

  All highly liquid investments with an original maturity of three months or less are classified as short-term investments on the balance sheets and considered cash equivalents in the statements of cash flows.

  During the years 1995 and 1994 and the nine months ended December 31, 1993 and three months ended March 31, 1993, the Company acquired real estate through foreclosure amounting to $6.6, $1.6, $2.9 and $0.0, respectively, and paid federal and state income taxes of $1.7, $6.8, $40.9 and $0.2, respectively. Effective July 14, 1993, the Company received a capital contribution of $182.9 in the form of GE Capital Assurance's Class A common stock from GNA Corporation. Effective October 1, 1995, the Company's shareholder's interest decreased by $186.5 due to the dividend of its investment in GE Capital Assurance.

 (h) Future Annuity and Contract Benefits

  Investment Contracts

  Investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment contracts are recognized by providing a liability equal to the current account value of the policyholders' contracts. Interest rates credited to investment contracts are guaranteed for the policy term with renewal rates determined by management. At December 31, 1995 and 1994, investment contracts comprised $5,668.2 and $9,769.1, respectively.

  Insurance Contracts

  Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits is the present value of such benefits based on mortality, and other assumptions which were appropriate at the time the policies were issued. These assumptions are periodically evaluated for potential premium deficiencies. At December 31, 1995 and 1994, insurance contracts comprised $309.7 and $2,437.4, respectively.

  Interest rate assumptions used in calculating the present value of future annuity and contract benefits range from 4.0% to 9.0%.

 (i) Deferred Acquisition Costs

  Acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as commissions, direct advertising and printing, and certain support costs such as underwriting and policy issue expenses. Acquisition costs capitalized are determined by actual costs and expenses incurred by product in the year of issue. For investment contracts, the amortization is based on the present value of the anticipated gross profits from investments, interest credited, surrender charges, mortality and maintenance expenses. As actual gross profits vary from projected, the impact on amortization is included in net income. For insurance contracts, the acquisition costs are amortized in relation to the benefit payments.

  Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balances. If such comparison indicates that the expected gross profits will not be sufficient to recover the asset, the difference will be charged to expense.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

  In conjunction with the Acquisitions, the unamortized deferred acquisition cost balance existing on the respective purchase dates was eliminated. Activity in deferred acquisition costs was as follows:

                                                                                                                 1993
                                                                                                        ----------------------
                                                                                                         APRIL 1-   JANUARY 1-
                                                                                           1995   1994  DECEMBER 31  MARCH 31
                                                                                          ------  ----- ----------- ----------
   Beginning unamortized balance......................................................... $ 90.2  $27.1    $ --       $255.2
   Dividend of GE Capital Assurance......................................................  (26.6)   --       --          --
   Costs deferred........................................................................   53.0   62.8     26.4        10.8
   Amortization, net.....................................................................  (10.1)    .3       .7        (1.8)
                                                                                          ------  -----    -----      ------
   Ending unamortized balance............................................................  106.5   90.2     27.1       264.2
   Cumulative effect of net unrealized investment (gains) losses.........................  (17.7)   1.9      --          --
                                                                                          ------  -----    -----      ------
   Recorded balance...................................................................... $ 88.8  $92.1    $27.1      $264.2
   --------------------------------------------------
                                                                                          ======  =====    =====      ======

 (j) Intangible Assets

  (1) Present Value of Future Profits

  In conjunction with the Acquisitions, a portion of the purchase price was assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called the present value of future profits (PVFP), is actuarially determined based on the present value of projected future gross profits on contracts acquired.

  The method used by the Company to value PVFP is summarized as follows: (1) identify the future gross profits attributable to certain lines of business,
(2) identify the risks inherent in realizing those gross profits, and (3) discount these gross profits at the rate of return that the Company believes it must earn in order to accept the inherent risks.

  After PVFP is determined, the amount is amortized, net of accreted interest, based on the incidence of the expected gross profits. Interest accretes at rates credited to policyholders on underlying contracts. As actual gross profits vary from projection, the impact on amortization is included in net income.

  Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balances. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference will be charged to expense.

  Activity in PVFP was as follows:

                                                                     APRIL 1-
                                                                   DECEMBER 31,
                                                    1995    1994       1993
                                                   ------  ------  ------------
   Beginning unamortized balance.................. $313.9  $363.9     $322.2
   Dividend of GE Capital Assurance...............  (74.0)
   GE Capital Assurance purchase, July 15, 1993...    --      --        59.4
   Interest accrued at 4.8% in 1995 and 4.9% in
    1994 and 5.5% in 1993.........................   15.4    17.8       14.2
   Amortization...................................  (67.8)  (67.8)     (31.9)
                                                   ------  ------     ------
   Ending unamortized balance.....................  187.5   313.9      363.9
   Cumulative effect of net unrealized investment
    gains (losses)................................  (65.1)  101.2      (10.2)
                                                   ------  ------     ------
   Recorded balance............................... $122.4  $415.1     $353.7
                                                   ======  ======     ======

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

  Amortization of PVFP, net of accretion, as a percent of the unamortized PVFP balance for the next five years is estimated as follows:

             1996................................. 17%
             1997................................. 16%
             1998................................. 14%
             1999................................. 12%
             2000................................. 10%

 (2) Goodwill

  In conjunction with the Acquisitions, $150.6 of goodwill was recorded and will be amortized over 25 years. This asset has been adjusted to reflect the final GNA purchase price. In conjunction with the Reorganization, goodwill was reduced by $103.4. During the years ended December 31, 1995 and 1994 and the period April 1 through December 31, 1993, $4.8, $7.8 and $2.0, respectively, was amortized. As of December 31, 1995, the unamortized balance of goodwill was $32.6. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

 (k) Federal Income Tax

  The Company is included with GE Capital Assurance in a life insurance consolidated federal income tax return. Prior to April 1, 1993, the Company was included in the consolidated federal income tax return of the Weyerhauser Company. Current and deferred taxes are allocated by applying the asset and liability method of accounting for deferred income taxes to members of the group as if each member was a separate taxpayer. Intercompany balances are settled annually.

 (l) Separate Accounts

  The separate account assets and liabilities represent funds held for the exclusive benefit of the Deferred Variable Annuity contract owners. The Company receives mortality risk fees and administration fees from the variable annuity mutual fund portfolios and separate account assets.

 (m) Reclassifications

  Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation. These reclassifications have no effect on reported net income or financial position.

(2)INVESTMENTS

 (a) Fixed Maturities

  At December 31, the amortized cost, gross unrealized gains and losses, and fair value of the Company's fixed maturities available-for-sale portfolio were as follows:

                                                            GROSS
                                                         UNREALIZED
                                              AMORTIZED -------------    FAIR
                    1995                        COST    GAINS  LOSSES   VALUE
                    ----                      --------- ------ ------  --------
United States debt securities and agency
 issues...................................... $  140.6  $ 13.1 $  (.7) $  153.0
Corporate debt securities....................  3,162.2    99.5  (11.7)  3,250.0
Mortgage-backed securities...................  1,639.4    44.2  (22.0)  1,661.6
                                              --------  ------ ------  --------
    Totals................................... $4,942.2  $156.8 $(34.4) $5,064.6
                                              ========  ====== ======  ========

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

                                                          GROSS
                                                       UNREALIZED
                                           AMORTIZED ---------------    FAIR
                   1994                      COST    GAINS  LOSSES      VALUE
                   ----                    --------- ----- ---------  ---------
United States debt securities and agency
 issues................................... $   838.3 $ --  $  (143.6) $   694.7
State debt securities.....................       8.9   --        (.3)       8.6
Foreign debt securities...................      21.1   --       (2.3)      18.8
Corporate debt securities.................   8,199.8   2.3    (734.0)   7,468.1
Redeemable preferred stock................      16.8   --       (4.1)      12.7
Mortgage-backed securities................   2,237.6  13.7    (172.9)   2,078.4
                                           --------- ----- ---------  ---------
    Totals................................ $11,322.5 $16.0 $(1,057.2) $10,281.3
                                           ========= ===== =========  =========

  At December 31, 1995, approximately 23.5%, 20% and 8.4% of the Company's investment portfolio is comprised of securities issued by the manufacturing, financial and utility industries, respectively, the vast majority of which are rated investment grade, and which are senior secured bonds. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

  At December 31, 1995, the Company did not hold any fixed maturity securities, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholder's interest before net unrealized investment gains (losses).

  As required by law, the Company has investments on deposit of $2.9 and $5.0 at December 31, 1995 and 1994, respectively, with governmental authorities and banks for the protection of policyholders.

  For the years ended December 31, the sources of investment income of the Company were as follows:

                                                                                                               1993
                                                                                                    --------------------------
                                                                                                     APRIL 1-   JANUARY 1-
                                                                                     1995    1994   DECEMBER 31  MARCH 31
                                                                                    ------  ------  ----------- ----------
   Fixed maturities................................................................ $666.8  $724.9    $398.7      $ 76.9
   Mortgage loans..................................................................  122.3   105.7      76.1        24.9
   Other...........................................................................    2.3    13.7       5.2         2.2
                                                                                    ------  ------    ------      ------
   Gross investment income.........................................................  791.4   844.3     480.0       104.0
   Investment expense..............................................................   (6.7)   (6.5)     (2.8)       (1.4)
                                                                                    ------  ------    ------      ------
       investment income........................................................... $784.7  $837.8    $477.2      $102.6
                                                                                    ======  ======    ======      ======

  For the years ended December 31, the Company realized sales proceeds, gross investment gains and losses as follows:

                                                                                                              1993
                                                                                                   --------------------------
                                                                                                    APRIL 1-   JANUARY 1-
                                                                                    1995    1994   DECEMBER 31  MARCH 31
                                                                                   ------  ------  ----------- ----------
   Sales proceeds................................................................. $998.9  $860.1   $2,591.4     $15.7
                                                                                   ------  ------   --------     -----
   Gross realized investment:
   Gains.......................................................................... $ 16.6  $ 17.5   $   35.3     $  .9
   Losses.........................................................................  (31.0)  (11.2)     (31.0)      (.8)
   --------------------------------------------------                              ------  ------   --------     -----
   Net realized investment gains (losses)......................................... $(14.4) $  6.3   $    4.3     $  .1
                                                                                   ======  ======   ========     =====

  The additional proceeds from investments result from principal collected on mortgage-backed securities, maturities, calls and sinking payments.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

  Fixed maturities are considered available for sale. Accordingly, fixed maturities are accounted for at fair value through shareholder's interest, net of the following adjustments:

                                                              1995     1994
                                                             ------  ---------
      Fixed maturities...................................... $122.4  $(1,041.2)
      Other invested assets.................................    5.2        --
      Deferred acquisition costs............................  (17.7)       1.9
      Present value of future profits.......................  (65.1)     101.2
      Deferred income taxes.................................  (14.9)     328.3
      Minority interest.....................................    --        81.0
                                                             ------  ---------
          Net unrealized investment gain (loss)............. $ 29.9  $  (528.8)
                                                             ======  =========

  The maturity distribution of the fixed maturities portfolio at December 31 was as follows:

                                                1995               1994
                                         ------------------ -------------------
                                         AMORTIZED   FAIR   AMORTIZED   FAIR
                                           COST     VALUE     COST      VALUE
                                         --------- -------- --------- ---------
   Due in one year or less.............. $  345.8  $  345.7 $   257.7 $   254.7
   Due between one year through five
    years...............................  1,873.6   1,916.2   3,093.2   2,917.0
   Due between five years through ten
    years...............................    636.7     655.6   2,922.5   2,635.4
   Due after ten years..................    446.7     485.5   2,811.5   2,395.8
                                         --------  -------- --------- ---------
       Subtotals........................  3,302.8   3,403.0   9,084.9   8,202.9
   Mortgage-backed securities...........  1,639.4   1,661.6   2,237.6   2,078.4
                                         --------  -------- --------- ---------
       Totals........................... $4,942.2  $5,064.6 $11,322.5 $10,281.3
                                         ========  ======== ========= =========

  The evaluation of investment and credit risk is undertaken by a number of rating services, such as Standard & Poor's Corporation and Moody's Investors Services. These services assign a letter rating to each security on the basis of their evaluation. Bonds with ratings ranging from AAA to BBB are generally regarded as investment grade securities. Some agencies and treasuries (that is, those securities issued by the United States government or an agency thereof) are not rated, but all are considered to be investment grade securities. Finally, some securities, such as private placements, have not been assigned a rating by any rating service and are therefore categorized as "not rated"; this has neither positive nor negative implications regarding the value of the security.

  The fixed maturities portfolio at December 31 consisted of the following classes of securities:

                                                    1995             1994
                                              ---------------- -----------------
                                                FAIR             FAIR
                                               VALUE   PERCENT   VALUE   PERCENT
                                              -------- ------- --------- -------
   Agencies and treasuries................... $1,377.2   27.2% $ 2,015.5   19.6%
   AAA.......................................    283.7    5.6      390.2    3.8
   AA........................................    214.7    4.3      792.0    7.7
   A.........................................  1,546.3   30.5    2,948.4   28.7
   BBB.......................................  1,225.6   24.2    3,166.9   30.8
   BB........................................     71.0    1.4      429.6    4.2
   B.........................................      5.2     .1       67.8     .7
   Not rated.................................    340.9    6.7      470.9    4.5
                                              --------  -----  ---------  -----
       Totals................................ $5,064.6  100.0% $10,281.3  100.0%
                                              ========  =====  =========  =====

  At December 31, 1995, there were no bonds in default as to interest and principal.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

 (b) Mortgage Loans

  At December 31, 1995 and 1994, the Company's mortgage loan portfolio consisted of 1,161 and 1,226, respectively, first mortgage loans on commercial real estate properties. The loans, which are originated by the Company through a network of mortgage bankers, are made only on completed, leased properties and have a maximum loan-to-value ratio of 75% at the date of origination. The Company does not engage in construction lending or land loans.

  The Company originated $18.5, $62.3 and $30.9 of mortgages secured by real estate in California, which represent 13%, 16% and 22% of total originations for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, respectively, the Company held $519.2 and $558.3 in mortgages secured by real estate in California; this is 40% of the total mortgage portfolio, for both years

  On January 1, 1995, GNA adopted Statement of Financial Accounting Standards
(SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. There was no effect of adopting the Statements on 1995 results of operations or financial position because the allowance for losses established under the previous accounting policy continued to be appropriate following the accounting change. The Statements require disclosures of impaired loans--loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement, based on current information and events. At December 31, 1995, loans that required disclosure as impaired amounted to $16.2. For $3.2 of such loans, the required allowance for losses was $0.1. The remaining $13.0 of loans represents the recorded investment in loans that are fully recoverable, but only because the recorded investment had been reduced through charge-offs or deferral of income recognition. These loans must be disclosed under the Statements' technical definition of "impaired" because GNA will be unable to collect all amounts due according to original contractual terms of the loan agreement. Under the Statements, such loans do not require an allowance for losses. GNA's average investment in impaired loans requiring disclosure under the Statements was $11.3 during 1995, with revenue of $1.3 recognized, principally on the cash basis.

  The following table shows the activity in the allowance for losses during the years ended December 31:

                                                                                                                  1993
                                                                                                         ----------------------
                                                                                                          APRIL 1-   JANUARY 1-
                                                                                           1995   1994   DECEMBER 31  MARCH 31
                                                                                           -----  -----  ----------- ----------
   Balance at beginning of period......................................................... $32.0  $30.5     $30.4       $ .8
   Dividend of GE Capital Assurance.......................................................   (.3)   --        --         --
   Additions..............................................................................   2.8    2.4       2.6         .8
   Amounts written off, net...............................................................    .8    (.9)     (2.5)       (.6)
                                                                                           -----  -----     -----       ----
   Balance at end of period............................................................... $35.3  $32.0     $30.5       $1.0
   --------------------------------------------------
                                                                                           =====  =====     =====       ====

  The net amount of mortgages written off during 1995 include actual write-offs of $2.0. The write-offs represented 0.15% of average mortgage loans outstanding during 1995, compared with 0.07% and 0.57% during 1994 and 1993, respectively.

  The allowance for losses on mortgage loans at December 31, 1995 and 1994 represented 2.7% and 2.3% of total mortgage loans, respectively.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

 (c) Investment in GE Capital Life

  A portion of other invested assets at December 31, 1995 included $123.6 for the Company's 48% investment in GE Capital Life, accounted for under the equity method. Other investment income includes $1.3 for equity in earnings of GE Capital Life subsequent to the Reorganization. Prior to the Reorganization, GE Capital Life was consolidated. Following is the summarized financial information for GE Capital Life for the year ended December 31, 1995:

      Total revenue................................................... $  102.0
      Total expenses..................................................     84.1
                                                                       --------
          Income before income taxes..................................     17.9
      Provision for income taxes......................................      8.4
                                                                       --------
          Net income.................................................. $    9.5
                                                                       ========
      Total investments............................................... $1,491.6
      Other assets....................................................    100.1
                                                                       --------
          Total assets................................................ $1,591.7
                                                                       ========
      Total liabilities............................................... $1,334.9
      Shareholders' interest..........................................    256.8
                                                                       --------
      Total liabilities and shareholders' interest.................... $1,591.7
                                                                       ========

(3) INCOME TAXES

  The total provision for income taxes for the years ended December 31 consisted of the following components:

                                                                                                                1993
                                                                                                       ----------------------
                                                                                                        APRIL 1-   JANUARY 1-
                                                                                           1995  1994  DECEMBER 31  MARCH 31
                                                                                           ----- ----- ----------- ----------
   Current federal income tax provision................................................... $19.5 $12.0    $27.6       $3.6
   Deferred federal income tax provision (benefit)........................................   3.9  29.2    (17.2)       1.2
                                                                                           ----- -----    -----       ----
       Subtotal--federal provision........................................................  23.4  41.2     10.4        4.8
                                                                                           ----- -----    -----       ----
   Current state income tax provision.....................................................   1.0   2.5      3.0         .2
   Deferred state income tax provision (benefit)..........................................    .1   1.0     (1.2)       --
                                                                                           ----- -----    -----       ----
      Subtotal--federal provision.........................................................   1.1   3.5      1.8         .2
                                                                                           ----- -----    -----       ----
       Total provision for income taxes................................................... $24.5 $44.7    $12.2       $5.0
                                                                                           ===== =====    =====       ====

  On August 10, 1993, the federal income tax rate applied to corporations was increased from 34% to 35% effective January 1, 1993, due to the Omnibus Budget Reconciliation Act of 1993. This change has been reflected in net income for the nine months ended December 31, 1993.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

  The following reconciles the federal statutory tax rate of 35% to the reported income tax provision (benefit):

                                                                                                                1993
                                                                                                       ----------------------
                                                                                                        APRIL 1-   JANUARY 1-
                                                                                           1995  1994  DECEMBER 31  MARCH 31
                                                                                           ----  ----  ----------- ----------
   Federal statutory corporate tax rate................................................... 35.0% 35.0%    35.0%       34.0%
   State income tax.......................................................................  1.2   2.2      1.9         1.0
   Rate change............................................................................   --    --     (9.4)         --
   Goodwill amortization..................................................................  2.7   2.5      1.6          --
   Other, net.............................................................................  0.6   1.8      (.5)         --
                                                                                           ----  ----     ----        ----
       Effective rate..................................................................... 39.5% 41.5%    28.6%       35.0%
   --------------------------------------------------
                                                                                           ====  ====     ====        ====

  The components of the net deferred income tax benefit (liability) at December 31 were as follows:

                                                                  1995    1994
                                                                 ------  ------
      Assets:
        Net unrealized investment loss.......................... $  --   $328.3
        Mortgage loans and real estate..........................    4.4     --
        Future annuity and contract benefits....................   58.5   241.7
        Net operating loss carryforward.........................    --     66.6
        Guaranty association assessments........................   15.6    22.6
        Deferred acquisition costs..............................    --      3.9
        Other assets............................................    1.5     6.2
                                                                 ------  ------
          Total deferred tax assets.............................   80.0   669.3
        Valuation allowance for deferred tax assets.............    --    (66.6)
                                                                 ------  ------
          Net deferred tax assets...............................   80.0   602.7
                                                                 ------  ------
      Liabilities:
        Net unrealized investment gain..........................  (14.9)    --
        Fixed maturity valuation................................    --    (94.2)
        Present value of future profits.........................  (55.7)  (95.9)
        Deferred acquisition costs..............................   (6.1)    --
        Other...................................................   (5.5)   (7.9)
                                                                 ------  ------
          Total deferred tax liabilities........................  (82.2) (198.0)
                                                                 ------  ------
          Net deferred income tax benefit (liability)........... $ (2.2) $404.7
                                                                 ======  ======

  The significant change in deferred taxes is due to both lower interest rates in 1995, which affect the unrealized gain or loss, as well as the Reorganization.

  Based on an analysis of the Company's tax position, management believes it is more likely than not that the results of future operations and tax planning strategies will generate sufficient taxable income to realize deferred tax assets. No valuation allowance for deferred tax assets for 1995 was deemed necessary following the effects of the Reorganization. During the year 1994, the Company had recorded a valuation allowance of $66.6 representing the entire balance of the deferred tax asset for net operating loss carryforwards related to GE Capital Assurance.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

(4) RELATED-PARTY TRANSACTIONS

  During the years ended December 31, 1995, 1994 and 1993, the Company received $1.6, $2.6 and $6.3, respectively, from its affiliates, GNA Securities, Inc. and GNA Distributors, Inc. for reimbursement of marketing, administrative and general office expenses.

  Prior to the Reorganization, the Company received $3.6 from GE Capital Life and paid $31.2 to GE Capital Assurance for settlement of intercompany tax payments. There were no intercompany tax payments during 1994.

(5) COMMITMENTS AND CONTINGENCIES

 (a) Mortgage Loan Commitments

  As of December 31, 1995 and 1994, the Company was committed to fund $20.2 and $126.7, respectively, in mortgage loans.

 (b) Leases

  The Company leases the office space used in its operations. Lease expense for the years ended December 31, 1995 and 1994, nine months ended December 31, 1993 and three months ended March 31, 1993 amounted to $3.4, $3.4, $2.5 and $0.8, respectively.

  Future minimum commitments under operating leases as of December 31, 1995 are summarized as follows:

             1996............................... $ 4.1
             1997...............................   3.8
             1998...............................   3.7
             1999...............................   2.8
                                                 -----
                 Total.......................... $14.4
                                                 =====

  Rates for certain office space leases are subject to inflationary increases. The effect of such inflationary increases has not been reflected in the future minimum commitments.

 (c) Deferred Compensation Arrangements

  The Company has nonqualified deferred compensation arrangements with certain senior officers. Compensation earned will be paid through a ten-year annuity, commencing ten years from the date of employment or promotion. Deferred compensation vests at 10% for each year of service. The present value of accrued amounts vested at December 31, 1995 and 1994 were $3.2 and $3.6, respectively. During the years ended December 31, 1995 and 1994, nine months ended December 31, 1993 and three months ended March 31, 1993, the Company expensed $0.5, $0.6, $0.5 and $0.2, respectively, related to deferred compensation.

 (d) Guaranty Association Assessments

  The Company is required by law to participate in the guaranty associations of the various states in which it does business. The state guaranty associations ensure payment of guaranteed benefits, with certain restrictions to policyholders of impaired or insolvent insurance companies, by assessing all other companies involved in similar lines of business.

  There are currently several insurance companies which had substantial amounts of annuity business, in the process of liquidation or rehabilitation. The Company paid $6.6, $10.3, $3.5 and $0.9 to various state guaranty

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES associations during the years ended December 31, 1995 and 1994, nine months ended December 31, 1993 and three months ended March 31, 1993, respectively. The Company accrues its best estimate for known insolvencies. At December 31, 1995 and 1994, accounts payable and accrued expenses include $38.2 and $46.8, respectively, related to estimated assessments. The Company expensed $20.4 of related assessments during the fourth quarter of 1995.

 (e) Litigation

  There is no material pending litigation to which the Company is a party or of which any of the Company's property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Company of which management has any knowledge.

(6) STATUTORY BASIS DATA AND RESTRICTION OF RETAINED EARNINGS

  The Company files financial statements with state insurance regulatory authorities which are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from GAAP in several respects, causing differences in reported net income and shareholder's interest. The Company, however, has no significant permitted accounting practices which vary from prescribed accounting practices or GAAP.

  The National Association of Insurance Commissioners (NAIC) has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset quality, (ii) insurance risk, (iii) interest rate risk, and (iv) other business factors. The RBC formula is designed as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of its operations, the Company monitors the level of its RBC and it exceeds the minimum required levels.

  The principal differences between GAAP and statutory accounting practices are shown in the following reconciliation of net income:

                                                                 1993
                                                        ----------------------
                                                         APRIL 1-   JANAURY 1-
                                         1995    1994   DECEMBER 31  MARCH 31
                                         -----  ------  ----------- ----------
   Net income-GAAP...................... $26.3  $ 47.5    $ 24.8      $ 9.3
   Investment income....................  20.5    96.8     120.0        6.4
   Equity income of subsidiaries........   3.0     --        --         --
   Net realized investment losses.......   3.1   (16.7)    (24.2)       --
   Amortization of interest maintenance
    reserve, net of transferred gains
    and losses..........................  (5.4)   15.5      12.2         .4
   Adjustment to liability for future
    annuity and contract benefits.......   (.4) (106.8)   (157.4)       2.2
   Deferred acquisition costs, less
    amortization........................ (32.1)  (63.1)    (27.2)      (8.9)
   Amortization of intangibles..........  45.5    58.0      19.8        --
   Guaranty association assessments.....  16.0    (7.3)      (.4)       3.5
   Deferred income taxes................  (2.2)   50.4      22.9        1.0
   Minority interest....................   --     15.5       5.7        --
   Statutory loss (pre-acquisition).....   --      --      (12.7)       --
   Other................................   2.4    (7.2)     (5.9)       --
                                         -----  ------    ------      -----
       Statutory net income (loss)...... $76.7  $ 82.6    $(22.4)     $13.9
                                         -----  ------    ------      -----
   Statutory net income (loss) by
    company:
     GNA................................ $76.7  $ 36.9    $ 44.4      $12.6
     GE Capital Assurance...............   --     30.0     (95.0)       --
     GE Capital Life....................   --     15.7      28.2        1.3
                                         -----  ------    ------      -----
       Totals........................... $76.7  $ 82.6    $(22.4)     $13.9
                                         =====  ======    ======      =====

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

  The principal differences between GAAP shareholder's interest and statutory basis capital and surplus at December 31 are as follows:

                                                                1995     1994
                                                               -------  -------
      Shareholder's interest--GAAP............................ $ 661.6  $ 265.4
      Investment valuation....................................  (112.4)   791.7
      Investment in subsidiaries/affiliates...................   (47.5)   185.7
      Deferred acquisition costs..............................   (88.8)   (92.1)
      Intangible assets.......................................  (156.3)  (562.7)
      Deferred income taxes...................................     2.2   (404.7)
      Nonadmitted assets......................................    (8.7)   (43.3)
      Future annuity and contract benefits valuation..........   135.9    544.7
      Interest maintenance reserve............................    (9.5)  (126.6)
      Asset valuation reserve.................................   (59.5)  (108.3)
      Guaranty association assessments........................    44.8     63.0
      Minority interest.......................................     --     279.6
      Other, net..............................................    (4.9)    (1.5)
                                                               -------  -------
          Statutory capital and surplus....................... $ 356.9  $ 790.9
                                                               =======  =======
      Statutory capital and surplus by company:
        GNA................................................... $ 356.9  $ 298.7
        GE Capital Assurance..................................     --     343.2
        GE Capital Life.......................................     --     149.0
                                                               -------  -------
          Totals.............................................. $ 356.9  $ 790.9
                                                               =======  =======

  Statutory basis capital and surplus increased due to the Reorganization by $32.7 primarily related to the decrease in nonadmitted assets for the Company's investment in GE Capital Assurance.

  Prior to its acquisition, GE Capital Assurance had entered into reinsurance agreements with various companies (including Employers Reassurance Corporation, an affiliate of GE Capital), to cede single premium deferred annuities on a modified-coinsurance basis. The net effect of these transactions are to increase statutory surplus by $31.5 at December 31, 1994. There were no reinsurance effects at December 31, 1995 due to the Reorganization.

  These reinsurance agreements do not relieve the Company from its primary obligation to the policyholders, and have been recorded as deposits in the accompanying consolidated financial statements.

  Insurance companies are restricted by certain states as to the amount of dividends they may pay within a given calendar year to their parent without regulatory consent. That restriction is the greater of statutory net gain from operations for the previous year or 10% of the policyholder surplus (net of common stock) at the close of the previous year, subject to a maximum limit equal to statutory earned surplus. At December 31, 1995, approximately $78.3 was available for dividend payments in 1996.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company has no derivative financial instruments other than mortgage loan commitments of $20.2 and $126.7 at December 31, 1995 and 1994, respectively. The fair value of fixed rate mortgage loan commitments approximates the nominal amounts due to the short term nature of these commitments.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

  The fair values of financial instruments presented in the applicable notes to the Company's consolidated financial statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

  The fair value of fixed maturities and other invested assets equals quoted market price, if available. If a quoted market price is not available, fair values are estimated based on management's judgment using market prices for similar instruments.

  The fair value of mortgage loans is estimated by discounting the estimated future cash flows using current loan origination rates adjusted for credit risks.

  The fair value of policy loans approximates the carrying values because the interest rates used in discounted cash flow analysis (current rates offered on policy loans) are substantially equal to the policy loan interest rates offered in the past.

  For short-term investments, the carrying amount is a reasonable estimate of fair value.

  The estimated fair value of investment contracts is the amount payable on demand (cash surrender value) for deferred annuities and the net present value, based on interest rates currently offered on similar contracts, for non-life contingent immediate annuities. Fair value disclosures are not required for insurance contracts.

  At December 31, the carrying amounts and fair values of the Company's financial instruments were as follows:

                                                 1995               1994
                                           ----------------- -------------------
                                           CARRYING   FAIR   CARRYING    FAIR
   FINANCIAL INSTRUMENTS                    AMOUNT   VALUE    AMOUNT     VALUE
   ---------------------                   -------- -------- --------- ---------
   Fixed maturities....................... $5,064.6 $5,064.6 $10,281.3 $10,281.3
   Mortgage loans.........................  1,282.4  1,344.9   1,352.1   1,312.7
   Policy loans...........................      3.9      3.9      88.6      88.6
   Short-term investments.................     28.1     28.1      58.7      58.7
   Other invested assets..................     40.4     40.4       --        --
                                           -------- -------- --------- ---------
       Total assets....................... $6,419.4 $6,481.9 $11,780.7 $11,741.3
                                           ======== ======== ========= =========
   Investment contracts................... $5,668.2 $5,514.9 $ 9,769.1 $ 9,466.1
                                           ======== ======== ========= =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Item omitted pursuant to General Instructions J(2) (c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Item omitted pursuant to General Instructions J(2) (c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Item omitted pursuant to General Instructions J(2) (c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Item omitted pursuant to General Instructions J(2) (c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) FINANCIAL STATEMENTS

     Independent Auditors' Reports
     Consolidated Balance Sheets as of December 31, 1995 and 1994
     Consolidated Statements of Income for the Years ended December 31,
      1995, 1994 and 1993
     Consolidated Statements of Shareholder's Interest for the Years ended
      December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows for the Years ended December
      31, 1995, 1994 and 1993
     Notes to Consolidated Financial Statements

    All schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

  (2) LISTING OF EXHIBITS


      1        Resolution of the Board of Directors of Great Northern In-
                sured Annuity Corporation establishing the GNA Variable
                Investment Account*
      3.1      Articles of Incorporation of Great Northern Insured Annu-
                ity Corporation*
               Underwriting Agreement between Great Northern Insured An-
                nuity Corporation (Depositor) and GNA Distributors, Inc.
                (Underwriter)*
      3.2      By-Laws of Great Northern Insured Annuity Corporation*
               Form of broker-dealer agreement between Great Northern In-
                sured Annuity Corporation, GNA Distributors, Inc. (Under-
                writer), GNA Securities, Inc. and broker-dealers*
      4.1      Group Modified Guaranteed Annuity Contract*
               Specimen Group Deferred Variable Annuity and Modified
                Guaranteed Annuity Contract*
      4.2      Addendum to Contract of Certificate for Modified Guaran-
                teed Annuity*
               Specimen Certificate under Group Deferred Variable Annuity and Modified Guaranteed Annuity Contract*

      4.3      Certificate of Participation*
               Endorsements to Contracts or Certificates*
      4.4      Addendum to Modified Guaranteed Annuity Certificate for
                403(b) Annuity*
      4.5      Addendum to Modified Guaranteed Annuity Certificate for
                Individual Retirement Annuity*
      5.1      Application for Group Deferred Variable Annuity and Modi-
                fied Guaranteed Annuity Contract*
      5.2      Application for Certificate under Group Deferred Variable
                Annuity and Modified Guaranteed Annuity Contract*
      6.1      Certificate of Incorporation of Great Northern Insured An-
                nuity Corporation*
      6.2      By-Laws of Great Northern Insured Annuity Corporation*
      8        Service Agreement between Great Northern Insured Annuity
                Corporation and Delaware Valley Financial Services*
      9        Opinion and consent of J. Neil McMurdie, Esq., Associate
                Counsel, as to the legality of the securities being reg-
                istered*
     10.1      Written consent of KPMG Peat Marwick LLP*
     10.2      Written consent of Arthur Andersen LLP*
     10.3      Written consent of Deloitte & Touche LLP*
     10.4      Written consent of Jones & Blouch*
     13        Schedule of computation of each performance quotation pro-
                vided in the Registration Statement in response to Item
                21*
     16.1      Letter re change in certifying accountant.*
     24.2      Consent of Jones & Blouch*
     24.3      Consent of Judith Gilyeart*

--------
  *Previously filed

  (b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1995

    No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                   Registrant

      March 8, 1996                          /s/ Patrick E. Welch
-------------------------        By ___________________________________________
          Date                       Patrick E. Welch, Director, Presidentand
                                             Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      March 8, 1996                          /s/ Patrick E. Welch
-------------------------        By ___________________________________________
          Date                       Patrick E. Welch, Director, Presidentand
                                             Chief Executive Officer

      March 8, 1996                         /s/ Hans L. Carstensen
-------------------------        By ___________________________________________
          Date                      Hans L. Carstensen, Director, Senior Vice
                                       Presidentand Chief Marketing Officer

      March 8, 1996                          /s/ Stephen P. Joyce
-------------------------        By ___________________________________________
          Date                      Stephen P. Joyce, Directorand Senior Vice
                                                    President

      March 8, 1996                        /s/ Charles A. Kaminski
-------------------------        By ___________________________________________
          Date                       Charles A. Kaminski, Directorand Senior
                                                  Vice President

      March 8, 1996                          /s/ Victor C. Moses
-------------------------        By ___________________________________________
          Date                          Victor C. Moses, Director, Senior
                                         VicePresident and Chief Actuary

      March 8, 1996                          /s/ Kenneth F. Starr
-------------------------        By ___________________________________________
          Date                      Kenneth F. Starr, Directorand Senior Vice
                                                    President

      March 8, 1996                         /s/ Geoffrey S. Stiff
-------------------------        By ___________________________________________
          Date                       Geoffrey S. Stiff, Director, Senior Vice
                                        President,Chief Financial Officer
                                          (Principal Financial Officer)

      March 8, 1996                          /s/ Thomas W. Casey
-------------------------        By ___________________________________________
          Date                          Thomas W. Casey, Vice Presidentand
                                    Controller (Principal Accounting Officer)