Form 10-Q
period 1996-03-31
GREAT NORTHERN INSURED ANNUITY CORP
filed 1996-05-15
CIK 904974

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 33-62674

                  GREAT NORTHERN INSURED ANNUITY CORPORATION
            (Exact name of registrant as specified in its charter)


                 WASHINGTON                             91-1127115
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
             of incorporation)

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

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements..............................................  3
  Item 2. Management's Discussion and Analysis of Results of Operations.....  8

 PART II--OTHER INFORMATION
  Item 1. Legal Proceedings................................................. 10
  Item 2. Changes in Securities............................................. 10
  Item 3. Defaults Upon Senior Securities................................... 10
  Item 4. Submission of Matters to a Vote of Security Holders............... 10
  Item 5. Other Information................................................. 10
  Item 6. Exhibits and Reports on Form 8 K.................................. 10

 SIGNATURES................................................................. 11

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

                                 BALANCE SHEETS

                          (DOLLAR AMOUNTS IN MILLIONS)

                                                         MARCH 31,  DECEMBER 31,
                                                           1996         1995
                                                        ----------- ------------
                                                        (UNAUDITED)
ASSETS
Investments:
  Fixed maturities.....................................  $4,969.5     $5,064.6
  Mortgage loans, net..................................   1,255.8      1,282.4
  Short-term investments...............................       9.4         28.1
  Other invested assets................................     168.1        169.0
                                                         --------     --------
    Total investments..................................   6,402.8      6,544.1
Cash...................................................       1.2          1.9
Accrued investment income..............................      95.3         85.6
Deferred acquisition costs.............................     110.6         88.8
Intangible assets......................................     213.2        156.3
Deferred income tax benefit............................      15.3          --
Other assets...........................................      33.0         32.2
Separate account assets................................      24.2         17.6
                                                         --------     --------
    Total assets.......................................  $6,895.6     $6,926.5
                                                         ========     ========
LIABILITIES AND SHAREHOLDER'S INTEREST
Liabilities:
  Future annuity and contract benefits.................  $6,038.5     $6,067.4
  Other policyholder liabilities.......................      90.0         73.6
  Deferred income tax liability........................       --           2.2
  Accounts payable and accrued expenses................     103.2        104.1
  Separate account liabilities.........................      24.2         17.6
                                                         --------     --------
    Total liabilities..................................   6,255.9      6,264.9
                                                         --------     --------
Shareholder's interest:
  Common stock.........................................       2.5          2.5
  Additional paid-in capital...........................     541.9        541.9
  Net unrealized investment gains (losses).............       (.8)        29.9
  Retained earnings....................................      96.1         87.3
                                                         --------     --------
    Total shareholder's interest.......................     639.7        661.6
                                                         --------     --------
    Total liabilities and shareholder's interest.......  $6,895.6     $6,926.5
                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                  (UNAUDITED)
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
Revenues:
  Net investment income................................... $   113.4  $   220.6
  Net realized investment gains (losses)..................       1.5        (.9)
  Premiums................................................      40.8       57.1
  Surrender fee and other income..........................       1.9        4.2
                                                           ---------  ---------
    Total revenues........................................     157.6      281.0
                                                           ---------  ---------
Benefits and expenses:
  Interest credited.......................................      73.4      126.7
  Change in policy reserves...............................      41.8       55.8
  Annuity and surrender benefits..........................       6.0       41.9
  Commissions.............................................       4.6       16.4
  General expenses........................................      10.4       12.5
  Amortization of intangibles, net........................      11.4       16.2
  Increase in deferred acquisition costs, net.............      (3.0)     (15.2)
                                                           ---------  ---------
    Total benefits and expenses...........................     144.6      254.3
                                                           ---------  ---------
    Income before income taxes and minority interest......      13         26.7
Provision for income taxes................................       4.2       10.7
                                                           ---------  ---------
    Income before minority interest.......................       8.8       16.0
Minority interest.........................................       --         4.4
                                                           ---------  ---------
    Net income............................................       8.8       11.6
Retained earnings at beginning of period..................      87.3       72.3
                                                           ---------  ---------
Retained earnings at end of period........................ $    96.1  $    83.9
                                                           =========  =========

          See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
Cash flows from operating activities:
  Net income............................................. $     8.8  $    11.6
                                                          ---------  ---------
  Adjustments to reconcile net income to net cash pro-
   vided by operating activities:
    Equity in undistributed earnings of subsidiary.......      (1.8)       --
    Minority interest....................................       --         4.4
    Increase in future policy benefits...................     115.2      182.5
    Net realized investment (gains) losses...............      (1.5)        .9
    Amortization of investment premiums and discounts....       8.7       18.2
    Amortization of intangibles, net.....................      11.4       16.2
    Change in certain assets and liabilities:
      Decrease (increase) in:
        Accrued investment income........................      (9.7)      (3.2)
        Deferred acquisition costs.......................      (3.0)     (15.2)
        Other assets.....................................       (.8)       7.1
      Increase (decrease) in:
        Other policyholder liabilities...................      19.4      (24.3)
        Accounts payable and accrued expenses............       (.9)      (4.1)
        Deferred income tax benefit......................      (2.9)       1.8
                                                          ---------  ---------
        Total adjustments................................     134.1      184.3
                                                          ---------  ---------
        Net cash provided by operating activities........     142.9      195.9
                                                          ---------  ---------
Cash flows from investing activities:
  Proceeds from investments in fixed maturities and real
   estate................................................     162.5      296.3
  Principal collected on mortgage and policy loans.......      31.3       26.1
  Purchases of fixed maturities..........................    (204.3)    (246.0)
  Mortgage loan originations.............................      (4.9)     (62.0)
                                                          ---------  ---------
        Net cash provided by (used in) investing activi-
         ties............................................     (15.4)      14.4
                                                          ---------  ---------
Cash flows from financing activities:
  Proceeds from issue of investment contracts............      58.8      301.1
  Redemption and benefit payments on investment con-
   tracts................................................    (205.7)    (495.4)
                                                          ---------  ---------
        Net cash used in financing activities............    (146.9)    (194.3)
                                                          ---------  ---------
        Net increase (decrease) in cash and cash equiva-
         lents...........................................     (19.4)      16.0
Cash and cash equivalents at beginning of period.........      30.0       87.8
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $    10.6  $   103.8
                                                          =========  =========

          See accompanying notes to consolidated financial statements.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

  Effective April 1, 1993, General Electric Capital Corporation (GE Capital), all of whose common stock is indirectly owned by General Electric Company, completed the acquisition of 100% of GNA Corporation's capital stock from Weyerhaeuser Company and Weyerhaeuser Financial Services Inc. for a purchase price of $577.4 million. Effective July 14, 1993, GE Capital acquired 100% of the issued and outstanding capital stock of United Pacific Life Insurance Company and four of its seven wholly-owned subsidiaries from Reliance Insurance Company and its parent company, Reliance Group Holdings, Inc., for a purchase price of $514.6 million in cash. During 1994, United Pacific Life Insurance Company was renamed General Electric Capital Assurance Company (GE Capital Assurance).

  Effective October 1, 1995, Great Northern Insured Annuity Corporation (GNA or the Company) was party to a reorganization (the Reorganization) involving GNA Corporation and certain of its life insurance company subsidiaries. The Reorganization allows the life insurance company subsidiaries of GNA Corporation to file a consolidated federal tax return.

  Prior to the Reorganization, the voting common stock of GE Capital Assurance was owned by GNA and its preferred and nonvoting common stock was owned by GNA Corporation. As part of the Reorganization, GNA became a wholly-owned subsidiary of GE Capital Assurance and GE Capital Assurance became a wholly-owned subsidiary of GNA Corporation. In order for GE Capital Assurance to become the direct parent of GNA, GNA Corporation contributed all of the stock of GNA to GE Capital Assurance in exchange for voting shares of GE Capital Assurance. GNA distributed its holdings of GE Capital Assurance common stock to GE Capital Assurance with the result that GE Capital Assurance is now wholly-owned by GNA Corporation.

  The accompanying financial statements include the accounts of GNA, as well as its investment in First GNA Life Insurance Company of New York (First GNA), accounted for under the equity method. Effective February 1, 1996, First GNA's name was changed to GE Capital Life Assurance Company of New York (GE Capital
Life). Prior to the Reorganization, the results of GNA included the accounts of GNA and its subsidiaries, GE Capital Assurance and GE Capital Life, accounted for on a consolidated basis.

  The financial statements represent all significant transactions during the periods presented. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of March 31, 1996, statements of income and retained earnings and cash flows for the three-month interim periods ended March 31, 1996 and March 31, 1995 have been included. The financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and footnotes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

  The results of operations for the three months ended March 31, 1996 should not be regarded as an indication of the results that may be expected for the entire year.

(2) COMMITMENT AND CONTINGENCIES

  As of March 31, 1996 and December 31, 1995, the Company was committed to fund $17.2 million and $20.2 million, respectively, in mortgage loans.

(3) NEW ACCOUNTING STANDARDS

  Two newly issued accounting standards were adopted in the first quarter of 1996 with no significant effect on the financial position or results of operations of the Company.

  Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

  SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that capitalized rights to service mortgage loans be assessed for impairment by individual risk stratum by comparing each stratum's carrying amount with its fair value. Strata are based on the predominant risk characteristics of the underlying loans, which include loan type and note rate. Fair values are estimated based on discounted anticipated future net cash flows considering market consensus for loan prepayment predictions and other economic factors. To the extent that the carrying value of mortgage servicing rights exceeds fair value by individual stratum, the resulting impairment is recognized in earnings through a valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  GNA's results of operations for the three months ended March 31, 1996 include the accounts of GNA, as well as its investment in GE Capital Life, accounted for under the equity method. For the three months ended March 31, 1995, GNA's results of operations include the accounts of GNA and its subsidiaries, GE Capital Assurance and GE Capital Life, accounted for on a consolidated basis.

  Net investment income decreased $107.2 million to $113.4 million during the first three months of 1996 compared to 1995. As a result of the Reorganization, net investment income excluded GE Capital Assurance and GE Capital Life's net investment income, which was $113.4 million for the quarter ended March 31, 1995. The remaining $6.2 million increase is primarily attributable to an increase in invested assets, reinvestment of net investment proceeds in higher yielding securities, and the equity income of its subsidiary.

  Net realized investment gains/losses--Net realized investment gains were $1.5 million during the first three months of 1996, compared to a $0.9 million loss during the same period in 1995. This increase is related to the Company's asset/liability risk management.

  Premiums decreased $16.3 million to $40.8 million during the first three months of 1996. This decrease primarily relates to decreased sales of GNA's structured settlement product of $15.0 million, as well as the effects of the Reorganization of $3.6 million.

  Interest credited on policyholder deposits decreased $53.3 million to $73.4 million for the first three months of 1996. This decrease is almost exclusively related to the Reorganization as interest crediting rates remained relatively consistent with the same period in 1995.

  Change in policy reserves decreased $14.0 million to $41.8 million during the first three months of 1996. Policy reserves related to life contingent products decreased largely due to a reduction in structured settlement sales.

  Annuity and surrender benefits decreased $35.9 million to $6.0 million, primarily due to a $38.0 million decrease caused by the Reorganization.

  Commissions decreased $11.8 million to $4.6 million. This decrease is primarily related to decreased product sales of $147.8 million as well as a $4.5 million decrease due to the Reorganization.

  General expenses decreased $2.1 million to $10.4 million for the first three months of 1996. Offsetting the effects of the Reorganization, which decreased expenses by $4.3 million, general expenses increased by $2.2 million primarily due to increased salaries and marketing expenditures.

  Amortization of intangibles (net)--The Company established goodwill and present value of future profits assets in connection with the GNA and GE Capital Assurance acquisitions. Most of the decrease in amortization can be attributed to the effects of the Reorganization, resulting in a $3.5 million decrease.

  Increase in deferred acquisition costs (net) decreased $12.2 million primarily as a result of an $11.8 million decrease in commissions.

INVESTMENTS

  Fixed Maturities. The Company's fixed maturities must be invested in accordance with requirements of applicable state laws and regulations regarding the nature and quality of investments that may be made by life insurance companies and the percentage of assets that may be held in certain types of investments. At March 31,

1996, approximately 66.4% of fixed maturity investments were in corporate issues and US Treasury notes and another 33.6% in securities backed by residential mortgages. Approximately 84.5% of the fixed maturities portfolio (excluding mortgage backed securities) is expected to mature within 10 years. Approximately 23.7%, 18.6%, and 8.3% of the portfolio were concentrated in the manufacturing, financial and utility industries, respectively. As of March 31, 1996, 1.5% of the Company's diversified portfolio was rated below investment grade and no bonds were in default as to interest and principal.

  All of the Company's fixed maturities were designated as available-for-sale at March 31, 1996 and December 31, 1995. Unrealized gains and losses, net of the effects of present value of future profits, deferred acquisition costs, and deferred taxes have been included in shareholder's interest as of March 31, 1996. Shareholder's interest included net unrealized losses of $0.8 million and net unrealized gains of $29.9 million at March 31, 1996 and December 31, 1995, respectively, a difference primarily due to a decrease in the fair value of fixed maturities, principally resulting from higher interest rates.

  Mortgage Loans. At March 31, 1996, the mortgage loan portfolio consisted of 1,138 mortgage loans on commercial real estate properties, 47% of which are located in California. The loans, which were originated through a network of mortgage bankers, were made only on completed leased properties and have loan-to-value-ratios of 75% or less at the date of origination. GNA does not engage in construction lending or land loans.

  At March 31, 1996, impaired loans amounted to $17.3 million. All of these loans are fully recoverable and do not require an allowance for losses. GNA's average investment in impaired loans is $12.5 million at March 31, 1996, with revenue of $0.3 million recognized, principally on the cash basis

  Real Estate Owned. All real estate holdings are a result of mortgage loan foreclosure. Properties are currently reported at the lower of cost or fair value less estimated cost to sell. At March 31, 1996, the Company holds 2 properties, valued at $1.1 million, for which management intends to market in an orderly fashion to maximize their value.

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

                                     Great Northern Insured Annuity Corporation
                                     ------------------------------------------
                                                    (Registrant)



                                     By      /s/ Geoffrey S. Stiff
- --------------------------------        -----------------------------------
            Date                        Geoffrey S. Stiff, Senior Vice
                                              President, Finance
                                         (Principal Financial Officer)



                                     By        /s/ Thomas W. Casey
- --------------------------------        -----------------------------------
            Date                      Thomas W. Casey, Vice President and
                                                  Controller
                                        (Principal Accounting Officer)