Form 10-Q
period 1996-06-30
GREAT NORTHERN INSURED ANNUITY CORP
filed 1996-08-14
CIK 904974

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 33-62674

                  GREAT NORTHERN INSURED ANNUITY CORPORATION
            (Exact name of registrant as specified in its charter)

                 WASHINGTON                             91-1127115
      (State or other jurisdiction of         (I.R.S. Employer Identification
               incorporation)                              No.)

   TWO UNION SQUARE, SUITE 5600, SEATTLE,                  98101
                 WASHINGTON
  (Address of principal executive offices)              (Zip Code)

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

                               TABLE OF CONTENTS

                                     PAGE
                                     ----
 PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements....     3
  Item 2. Management's Discussion
          and Analysis of Results
          of Operations...........     8
 PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.......    10
  Item 2. Changes in Securities...    10
  Item 3. Defaults Upon Senior
          Securities..............    10
  Item 4. Submission of Matters to
          a Vote of Security
          Holders.................    10
  Item 5. Other Information.......    10
  Item 6. Exhibits and Reports on
          Form 8 K................    10
 SIGNATURES........................   11

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

                                 BALANCE SHEETS

                          (DOLLAR AMOUNTS IN MILLIONS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1996         1995
                                                        ----------- ------------
                                                        (UNAUDITED)
ASSETS
Investments:
  Fixed maturities.....................................  $4,982.4     $5,064.6
  Mortgage loans, net..................................   1,227.3      1,282.4
  Short-term investments...............................      48.8         28.1
  Other invested assets................................     162.7        169.0
                                                         --------     --------
    Total investments..................................   6,421.2      6,544.1
Cash...................................................       9.7          1.9
Accrued investment income..............................     109.1         85.6
Deferred acquisition costs.............................     123.4         88.8
Intangible assets......................................     219.2        156.3
Deferred income tax benefit............................      22.8          --
Other assets...........................................      57.8         32.2
Separate account assets................................      28.2         17.6
                                                         --------     --------
    Total assets.......................................  $6,991.4     $6,926.5
                                                         ========     ========
LIABILITIES AND SHAREHOLDER'S INTEREST
Liabilities:
  Future annuity and contract benefits.................  $6,058.0     $6,067.4
  Other policyholder liabilities.......................     115.7         73.6
  Deferred income tax liability........................       --           2.2
  Accounts payable and accrued expenses................     149.3        104.1
  Separate account liabilities.........................      28.2         17.6
                                                         --------     --------
    Total liabilities..................................   6,351.2      6,264.9
                                                         --------     --------
Shareholder's interest:
  Common stock.........................................       2.5          2.5
  Additional paid-in capital...........................     543.4        541.9
  Net unrealized investment gains (losses).............     (12.8)        29.9
  Retained earnings....................................     107.1         87.3
                                                         --------     --------
    Total shareholder's interest.......................     640.2        661.6
                                                         --------     --------
    Total liabilities and shareholder's interest.......  $6,991.4     $6,926.5
                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                  (UNAUDITED)
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                FOR THE THREE    FOR THE SIX
                                                MONTHS ENDED    MONTHS ENDED
                                                   JUNE 30         JUNE 30
                                                --------------  --------------
                                                 1996    1995    1996    1995
                                                ------  ------  ------  ------
Revenues:
  Net investment income........................ $113.2  $225.1  $226.5  $445.7
  Net realized investment gains (losses).......     .6    (4.0)    2.1    (4.9)
  Premiums.....................................   43.1    48.3    83.9   105.4
  Surrender fee and other income...............    2.1     3.8     4.0     8.0
                                                ------  ------  ------  ------
    Total revenues.............................  159.0   273.2   316.5   554.2
                                                ------  ------  ------  ------
Benefits and expenses:
  Interest credited............................   72.6   129.3   146.0   256.0
  Increase in policy reserves..................   43.7    48.0    85.5   103.8
  Annuity and surrender benefits...............    6.8    43.0    12.8    84.9
  Commissions..................................    6.8    14.2    11.4    30.6
  General expenses.............................    9.9    14.5    20.3    27.0
  Amortization of intangibles, net.............    9.9    16.6    21.3    32.8
  Increase in deferred acquisition costs, net..   (7.3)  (14.2)  (10.3)  (29.4)
                                                ------  ------  ------  ------
    Total benefits and expenses................  142.4   251.4   287.0   505.7
                                                ------  ------  ------  ------
    Income before income taxes and minority
     interest..................................   16.6    21.8    29.5    48.5
Provision for income taxes.....................    5.6     8.7     9.7    19.4
                                                ------  ------  ------  ------
    Income before minority interest............   11.0    13.1    19.8    29.1
Minority interest..............................    --      4.0     --      8.4
                                                ------  ------  ------  ------
    Net income.................................   11.0     9.1    19.8    20.7
Retained earnings at beginning of period.......   96.1    83.9    87.3    72.3
                                                ------  ------  ------  ------
Retained earnings at end of period............. $107.1  $ 93.0  $107.1  $ 93.0
                                                ======  ======  ======  ======

          See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Cash flows from operating activities:
  Net income............................................... $   19.8  $   20.7
                                                            --------  --------
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Minority interest......................................      --        8.4
    Equity in undistributed earnings of subsidiary.........     (3.1)      --
    Increase in future policy benefits.....................    231.5     359.8
    Net realized investment (gains) losses.................     (2.1)      4.9
    Amortization of investment premiums and discounts......     16.0      35.1
    Amortization of intangibles, net.......................     21.3      32.8
    Deferred income tax (benefit) expense..................     (5.6)      3.7
    Change in certain assets and liabilities:
      Decrease (increase) in:
        Accrued investment income..........................    (23.5)      4.3
        Deferred acquisition costs.........................    (10.3)    (29.4)
        Other assets.......................................    (25.6)      8.0
      Increase (decrease) in:
        Other policyholder liabilities.....................     42.1     (39.2)
        Accounts payable and accrued expenses..............     45.2      (6.5)
                                                            --------  --------
        Total adjustments..................................    285.9     381.9
                                                            --------  --------
        Net cash provided by operating activities..........    305.7     402.6
                                                            --------  --------
Cash flows from investing activities:
  Proceeds from investments in fixed maturities and real
   estate..................................................    364.3     809.0
  Principal collected on mortgage and policy loans.........     76.1      53.6
  Purchases of fixed maturities............................   (455.4)   (770.8)
  Mortgage loan originations...............................    (21.3)   (106.3)
                                                            --------  --------
        Net cash used in investing activities..............    (36.3)    (14.5)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from issue of investment contracts..............    171.8     557.8
  Redemption and benefit payments on investment contracts..   (412.7)   (941.0)
                                                            --------  --------
        Net cash used in financing activities..............   (240.9)   (383.2)
                                                            --------  --------
        Net increase in cash and cash equivalents..........     28.5       4.9
Cash and cash equivalents at beginning of period...........     30.0      87.8
                                                            --------  --------
Cash and cash equivalents at end of period................. $   58.5  $   92.7
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                  GREAT NORTHERN INSURED ANNUITY CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

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

  Prior to the Reorganization, the voting common stock of GE Capital Assurance
(GECA) was owned by GNA and its preferred and nonvoting common stock was owned by GNA Corporation. As part of the Reorganization, GNA became a wholly-owned subsidiary of GE Capital Assurance and GE Capital Assurance became a wholly-owned subsidiary of GNA Corporation. In order for GE Capital Assurance to become the direct parent of GNA, GNA Corporation contributed all of the stock of GNA to GE Capital Assurance in exchange for voting shares of GE Capital Assurance. GNA distributed its holdings of GE Capital Assurance common stock to GE Capital Assurance with the result that GE Capital Assurance is now wholly-owned by GNA Corporation.

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

  The financial statements represent all significant transactions during the periods presented. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of June 30, 1996, statements of income and retained earnings for the three-month and six-month interim periods ended June 30, 1996 and June 30, 1995, and statement of cash flows for the six-month interim periods ended June 30, 1996 and June 30, 1995 have been included. The financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and footnotes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

  The results of operations for the six months ended June 30, 1996 should not be regarded as an indication of the results that may be expected for the entire year.

(2) COMMITMENT AND CONTINGENCIES

  As of June 30, 1996 and December 31, 1995, the Company was committed to fund $1.9 million and $20.2 million, respectively, in mortgage loans.

(3)NEW ACCOUNTING STANDARDS

  Two newly issued accounting standards were adopted in the first quarter of 1996 and did not have a material effect on the financial position or results of operations of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  GNA's results of operations for the six months ended June 30, 1996 include the accounts of GNA, as well as its investment in GE Capital Life, accounted for under the equity method. For the six months ended June 30, 1995, GNA's results of operations include the accounts of GNA and its subsidiaries, GE Capital Assurance and GE Capital Life, accounted for on a consolidated basis.

  Net investment income decreased $219.2 million to $226.5 million during the first six months of 1996 compared to 1995. As a result of the Reorganization, net investment income excluded GE Capital Assurance and GE Capital Life's net investment income, which was $229.1 million for the six months ended June 30, 1995. The remaining $9.9 million increase is primarily attributable to an increase in invested assets, reinvestment of net investment proceeds in higher yielding securities, and the equity income of its subsidiary.

  Net realized investment gains/losses--Net realized investment gains were $2.1 million during the first six months of 1996, compared to a $4.9 million loss during the same period in 1995. This change is related to the Company's asset/liability risk management and varies with market and economic conditions.

  Premiums decreased $21.5 million to $83.9 million during the first six months of 1996. This decrease primarily relates to reduced sales of GNA's structured settlement product, as well as the effects of the Reorganization of $7.8 million.

  Interest credited on policyholder deposits decreased $110.0 million to $146.0 million for the first six months of 1996. This decrease is related to the effects of the Reorganization of $107.7 million as interest crediting rates remained relatively consistent with the same period in 1995.

  Change in policy reserves decreased $18.3 million to $85.5 million during the first six months of 1996. Policy reserves related to life contingent products decreased largely due to a reduction in structured settlement sales, as well as a $6.8 million decrease related to the Reorganization.

  Annuity and surrender benefits decreased $72.1 million to $12.8 million, primarily due to a $76.3 million effect of the Reorganization.

  Commissions decreased $19.2 million to $11.4 million. This decrease is primarily related to a reduction in product sales and $9.1 million due to the Reorganization.

  General expenses decreased $6.7 million to $20.3 million for the first six months of 1996. This decrease is related to the effects of the Reorganization of $10.0 million offset by increased salaries and marketing expenditures.

  Amortization of intangibles, net--The Company established goodwill and present value of future profits (PVFP) assets in connection with the GNA and GE Capital Assurance acquisitions. This decrease of $11.5 million is primarily related to the effects of the Reorganization.

  Increase in deferred acquisition costs decreased $19.1 million primarily as a result of a $19.2 million decrease in commissions reflecting reduced sales of fixed annuities.

INVESTMENTS

  Fixed Maturities. The Company's fixed maturities must be invested in accordance with requirements of applicable state laws and regulations regarding the nature and quality of investments that may be made by life insurance companies and the percentage of assets that may be held in certain types of investments. At June 30, 1996, approximately 66.3% of fixed maturity investments were in corporate issues and US Treasury notes and another 33.7% in securities backed by residential mortgages. Approximately 83.0% of the fixed maturities portfolio (excluding mortgage backed securities) is expected to mature within 10 years. Approximately 22.5%, 19.4%, and 8.4% of the portfolio were concentrated in the manufacturing, financial and utility industries, respectively. As of June 30, 1996, .7% of the Company's diversified portfolio was rated below investment grade and no bonds were in default as to interest and principal.

  All of the Company's fixed maturities were designated as available-for-sale at June 30, 1996 and December 31, 1995. Unrealized gains and losses, net of the effects of present value of future profits, deferred acquisition costs, and deferred taxes have been included in shareholder's interest as of June 30, 1996. Shareholder's interest included net unrealized losses of $12.8 million and net unrealized gains of $29.9 million at June 30, 1996 and December 31, 1995, respectively, a difference primarily due to a decrease in the fair value of fixed maturities, principally resulting from higher interest rates.

  Mortgage Loans. At June 30, 1996, the mortgage loan portfolio consisted of 1,109 mortgage loans on commercial real estate properties, 46% of which are located in California. The loans, which were originated through a network of mortgage bankers, were made only on completed leased properties and have loan-to-value-ratios of 75% or less at the date of origination. GNA does not engage in construction lending or land loans.

  At June 30, 1996, impaired loans amounted to $14.9 million. All of these loans are fully recoverable and do not require an allowance for losses. GNA's average investment in impaired loans is $12.9 million for the six-month period ended June 30, 1996, with revenue of $0.5 million recognized, principally on the cash basis.

  Real Estate Owned. All real estate holdings are a result of mortgage loan foreclosure. Properties are reported at the lower of cost or fair value less estimated cost to sell. At June 30, 1996, the Company holds 1 property, valued at $0.5 million, for which management intends to market in an orderly fashion to maximize its value.

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

                                          Great Northern Insured Annuity
                                           Corporation
                                          -------------------------------------
                                                      (Registrant)


- -------------------------------------     By /s/ Thomas W. Casey
                Date                         ----------------------------------
                                            Thomas W. Casey, Vice President,
                                                 Chief Financial Officer
                                              (Principal Financial Officer)



- -------------------------------------     By /s/ Stephen N. Devos
                Date                         ----------------------------------
                                          Stephen N. Devos, Vice President and
                                                       Controller
                                             (Principal Accounting Officer)