Form 10-Q/A
period 1996-06-30
GREAT NORTHERN INSURED ANNUITY CORP
filed 1996-09-10
CIK 904974

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q/A
                                (AMENDMENT #1)

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

        August 1, 1996
- -------------------------------------     By /s/ Thomas W. Casey
             Date                           ----------------------------------
                                            Thomas W. Casey, Vice President,
                                                 Chief Financial Officer
                                              (Principal Financial Officer)


        August 1, 1996
- -------------------------------------     By /s/ Stephen N. Devos
             Date                            ----------------------------------
                                          Stephen N. Devos, Vice President and
                                                       Controller
                                             (Principal Accounting Officer)