Form 10-Q
period 1996-09-30
GREAT NORTHERN INSURED ANNUITY CORP
filed 1996-11-14
CIK 904974

                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ______________


Commission file number 33-62674


                  GREAT NORTHERN INSURED ANNUITY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Washington                                       91-1127115
--------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
       incorporation

Two Union Square, Suite 5600
Seattle, Washington                                         98101
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code)    (206) 625-1755


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I --  FINANCIAL INFORMATION

  Item 1.  Financial Statements.....................................     3
  Item 2.  Management's Discussion and Analysis of Results of
            Operations..............................................     8

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings........................................    10
  Item 2.  Changes in Securities....................................    10
  Item 3.  Defaults Upon Senior Securities..........................    10
  Item 4.  Submission of Matters to a Vote of Security Holders......    10
  Item 5.  Other Information........................................    10
  Item 6.  Exhibits and Reports on Form 8-K.........................    10

SIGNATURES                                                              11

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

                                 BALANCE SHEETS



                          (DOLLAR AMOUNTS IN MILLIONS)

--------------------------------------------------------------------------------
                                          SEPTEMBER 30,        December 31,
                                               1996                1995
--------------------------------------------------------------------------------
                                           (UNAUDITED)
                   Assets
                   ------
Investments:
  Fixed maturities                          $5,103.7             $5,064.6
  Mortgage loans, net                        1,182.4              1,282.4
  Short-term investments                        48.7                 28.1
  Other invested assets                        167.2                169.0
                                            --------             --------
            Total investments                6,502.0              6,544.1

Cash                                             2.7                  1.9
Accrued investment income                      112.8                 85.6
Deferred acquisition costs                     131.7                 88.8
Intangible assets                              208.4                156.3
Deferred income tax benefit                     22.1                    -
Other assets                                    43.2                 32.2
Separate account assets                         31.0                 17.6
                                            --------             --------
            Total assets                    $7,053.9             $6,926.5
                                            --------             --------

          Liabilities and Shareholder's Interest
          --------------------------------------

Liabilities:
  Future annuity and contract benefits      $6,156.5             $6,067.4
  Other policyholder liabilities                86.3                 73.6
  Deferred income tax liability                    -                  2.2
  Accounts payable and accrued expenses        118.1                104.1
  Separate account liabilities                  31.0                 17.6
                                            --------             --------
            Total liabilities                6,391.9              6,264.9
                                            --------             --------

Shareholder's interest:
  Common stock                                   2.5                  2.5
  Additional paid-in capital                   543.4                541.9
  Net unrealized investment gains (losses)      (7.4)                29.9
  Retained earnings                            123.5                 87.3
                                            --------             --------
            Total shareholder's interest       662.0                661.6
                                            --------             --------
            Total liabilities and
             shareholder's interest         $7,053.9             $6,926.5
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                  (UNAUDITED)

                          (DOLLAR AMOUNTS IN MILLIONS)


-------------------------------------------------------------------------------------------------------------------------------
                                                                 For the three                        For the nine
                                                                  months ended                        months ended
                                                                  September 30                        September 30
                                                          ----------------------------         ------------------------------
                                                          1996                    1995         1996                      1995
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Net investment income                                   $118.0                $225.2          $344.5                 $670.9
  Net realized investment gains (losses)                      .3                 (11.1)            2.4                  (16.0)
  Premiums                                                  67.3                  33.5           151.2                  138.9
  Surrender fee and other income                             1.8                   2.6             5.9                   10.6
                                                          ------                ------          ------                 ------
            Total revenues                                 187.4                 250.2           504.0                  804.4
                                                          ------                ------          ------                 ------
Benefits and expenses:
  Interest credited                                         75.2                 129.6           221.2                  385.6
  Increase in policy reserves                               69.5                  33.4           155.0                  137.2
  Annuity and surrender benefits                             7.9                  45.0            20.7                  129.9
  Commissions                                                9.0                   6.9            20.4                   37.5
  General expenses                                           7.1                  12.5            27.4                   39.5
  Amortization of intangibles, net                           4.6                  15.0            25.9                   47.8
  Increase in deferred acquisition costs, net              (10.4)                 (5.7)          (20.6)                 (35.1)
                                                          ------                ------          ------                 ------
            Total benefits and expenses                    162.9                 236.7           450.0                  742.4
                                                          ------                ------          ------                 ------

            Income before income taxes
             and minority interest                          24.5                  13.5            54.0                   62.0
Provision for income taxes                                   8.1                   5.9            17.8                   25.3
                                                          ------                ------          ------                 ------
            Income before minority interest                 16.4                   7.6            36.2                   36.7
Minority interest                                              -                  (2.5)              -                  (10.9)
                                                          ------                ------          ------                 ------
            Net income                                      16.4                   5.1            36.2                   25.8
Retained earnings at beginning of period                   107.1                  93.0            87.3                   72.3
-------------------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                        $123.5                $ 98.1          $123.5                 $ 98.1
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                          (DOLLAR AMOUNTS IN MILLIONS)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine months ended
                                                                                                        September 30
                                                                                               --------------------------------
                                                                                                1996                       1995
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                               $    36.2                $      25.8
                                                                                           ---------                -----------

  Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest                                                                            -                       10.9
      Equity in undistributed earnings of subsidiary                                            (5.4)                         -
      Increase in future policy benefits                                                       376.2                      522.7
      Net realized investment (gains) losses                                                    (2.4)                      16.0
      Amortization of investment premiums and discounts                                         22.3                       52.2
      Amortization of intangibles, net                                                          25.9                       47.8
      Change in certain assets and liabilities:
        Decrease (increase) in:
          Accrued investment income                                                            (27.2)                     (13.0)
          Deferred acquisition costs                                                           (20.6)                     (35.1)
          Other assets                                                                         (11.1)                       7.7
        Increase (decrease) in:
          Other policyholder liabilities                                                        12.7                      (16.6)
          Accounts payable and accrued expenses                                                 14.0                       22.5
          Deferred income tax benefit                                                           (6.7)                       9.8
                                                                                           ---------                -----------
            Total adjustments                                                                  377.7                      624.9
                                                                                           ---------                -----------
            Net cash provided by operating activities                                          413.9                      650.7
                                                                                           ---------                -----------
Cash flows from investing activities:
  Proceeds from investments in fixed maturities and real estate                                650.1                    1,455.0
  Principal collected on mortgage and policy loans                                             122.4                       72.1
  Purchases of fixed maturities                                                               (855.0)                  (1,410.6)
  Mortgage loan originations                                                                   (23.0)                    (158.8)
                                                                                           ---------                -----------
            Net cash used in investing activities                                             (105.5)                     (42.3)
                                                                                           ---------                -----------
Cash flows from financing activities:
  Proceeds from issue of investment contracts                                                  307.4                      676.4
  Redemption and benefit payments on investment contracts                                     (594.4)                  (1,284.6)
                                                                                           ---------                -----------
            Net cash used in financing activities                                             (287.0)                    (608.2)
                                                                                           ---------                -----------
            Net increase in cash and cash equivalents                                           21.4                         .2
Cash and cash equivalents at beginning of period                                                30.0                       87.8
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $    51.4                $      88.0
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

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

   The financial statements represent all significant transactions during the periods presented. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of September 30, 1996, statements of income and retained earnings for the three-month and nine-month interim periods ended September 30, 1996 and September 30, 1995, and statement of cash flows for the nine-month interim periods ended September 30, 1996 and September 30, 1995 have been included. The financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and footnotes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

   The results of operations for the nine months ended September 30, 1996 should not be regarded as an indication of the results that may be expected for the entire year.

(2) COMMITMENT AND CONTINGENCIES

   As of September 30, 1996 and December 31, 1995, the Company was committed to fund $35.3 million and $20.2 million, respectively, in mortgage loans.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GNA's results of operations for the nine months ended September 30, 1996 include the accounts of GNA, as well as its investment in GE Capital Life, accounted for under the equity method. For the nine months ended September 30, 1995, GNA's results of operations include the accounts of GNA and its subsidiaries, GE Capital Assurance and GE Capital Life, accounted for on a consolidated basis.

Net investment income decreased $326.4 million to $344.5 million during the first nine months of 1996 compared to 1995. As a result of the Reorganization, net investment income excluded GE Capital Assurance and GE Capital Life's net investment income, which was $343.8 million for the nine months ended September 30, 1995. The remaining $17.4 million increase is primarily attributable to an increase in invested assets, reinvestment of net investment proceeds in higher yielding securities, and the equity income of its subsidiary.

Net realized investment gains/losses - Net realized investment gains were $2.4 million during the first nine months of 1996, compared to a $16.0 million loss during the same period in 1995. This change is related to the Company's asset/liability risk management and varies with market and economic conditions.

Premiums increased $12.3 million to $151.2 million during the first nine months of 1996. This increase primarily relates to a significant increase in sales of GNA's structured settlement product, offset by the effects of the Reorganization of $9.4 million.

Interest credited on policyholder deposits decreased $164.4 million to $221.2 million for the first nine months of 1996. This decrease is primarily related to the effects of the Reorganization as interest crediting rates remained relatively consistent with the same period in 1995.

Change in policy reserves increased $17.8 million to $155.0 million during the first nine months of 1996. Policy reserves related to life contingent products increased largely due to greater structured settlement sales, offset by an $8.0 million decrease related to the Reorganization.

Annuity and surrender benefits decreased $109.2 million to $20.7 million, primarily due to a $116.3 million effect of the Reorganization. The offsetting increase primarily relates to higher benefit payments on structured settlement annuities.

Commissions decreased $17.1 million to $20.4 million. The Reorganization accounted for $10.7 million of the decrease with the remaining decrease resulting from lower sales of single premium deferred annuities.

General expenses decreased $12.1 million to $27.4 million for the first nine months of 1996. This decrease is primarily related to the effects of the Reorganization of $14.5 million.

Amortization of intangibles, net - The Company established goodwill and present value of future profits (PVFP) assets in connection with the GNA and GE Capital Assurance acquisitions. The decrease of $21.9 million is primarily due to the effects of the Reorganization of $10 million and a $10.3 million decrease of PVFP amortization.

Increase in deferred acquisition costs decreased $14.5 million primarily as a result of a $17.1 million decrease in commissions reflecting the Reorganization and reduced sales of fixed annuities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        (CONTINUED)

INVESTMENTS

Fixed Maturities. The Company's fixed maturities must be invested in accordance with requirements of applicable state laws and regulations regarding the nature and quality of investments that may be made by life insurance companies and the percentage of assets that may be held in certain types of investments. At September 30, 1996, approximately 66.4% of fixed maturity investments were in corporate issues and US Treasury notes and another 33.6% in securities backed by residential mortgages. Approximately 81.2% of the fixed maturities portfolio (excluding mortgage backed securities) is expected to mature within 10 years. Approximately 23.0%, 19.8% and 6.3% of the portfolio were concentrated in the manufacturing, financial and utility industries, respectively. As of September 30, 1996, .6% of the Company's diversified portfolio was rated below investment grade and no bonds were in default as to interest and principal.

All of the Company's fixed maturities were designated as available-for-sale at September 30, 1996 and December 31, 1995. Unrealized gains and losses, net of the effects of present value of future profits, deferred acquisition costs, and deferred taxes have been included in shareholder's interest as of September 30, 1996. Shareholder's interest included net unrealized losses of $7.4 million and net unrealized gains of $29.9 million at September 30, 1996 and December 31, 1995, respectively, a difference primarily due to a decrease in the fair value of fixed maturities, principally resulting from higher interest rates.

Mortgage Loans. At September 30, 1996, the mortgage loan portfolio consisted of 1,068 mortgage loans on commercial real estate properties, 42% of which are located in California. The loans, which were originated through a network of mortgage bankers, were made only on completed leased properties and have loan-to-value-ratios of 75% or less at the date of origination. GNA does not engage in construction lending or land loans.

At September 30, 1996, the Company held $469.8 in mortgages secured by real estate in California; this is 38% of the total mortgage portfolio.

At September 30, 1996, impaired loans amounted to $15.2 million. For $2.1 million of such loans, the required allowance for losses was $.8 million. The remaining $13.1 million of loans represent the recorded investments in loans that are fully recoverable. GNA's average investment in impaired loans is $15.7 million for the nine-month period ended September 30, 1996, with revenue of $.6 million recognized, principally on the cash basis.

Real Estate Owned. All real estate holdings are a result of mortgage loan foreclosure. Properties are reported at the lower of cost or fair value less estimated cost to sell. At September 30, 1996, the Company has no foreclosed or other real estate holdings.

                          PART II - OTHER INFORMATION


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


                       GREAT NORTHERN INSURED ANNUITY CORPORATION
                       ------------------------------------------
                                      (Registrant)


November 13, 1996      By  /s/ Thomas W. Casey
-----------------          ------------------------------------------------
     Date                  Thomas W. Casey, Vice President, Chief Financial
                                 Officer (Principal Financial Officer)


November 13, 1996      By  /s/ Stephen N. Devos
-----------------          ------------------------------------------------
     Date                  Stephen N. Devos, Vice President and Controller
                                    (Principal Accounting Officer)