Form 10-K
period 1996-12-31
GREAT NORTHERN INSURED ANNUITY CORP
filed 1997-03-31
CIK 904974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 33-62674

                             GREAT NORTHERN INSURED
                              ANNUITY CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  WASHINGTON                                       91-1127115
         (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
               OF INCORPORATION)                               IDENTIFICATION NO.)

         TWO UNION SQUARE, SUITE 5600
              SEATTLE, WASHINGTON                                     98101
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)  (206) 625-1755

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)
(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                          PAGE
                                                                                                                          ----

PART I

     Item 1. Business..................................................................................................     3
     Item 2. Properties................................................................................................     4
     Item 3. Legal Proceedings.........................................................................................     4
     Item 4. Submission of Matters to a Vote of Securities Holders.....................................................     4

PART II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.................................     5
     Item 6. Selected Financial Data...................................................................................     5
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     5
     Item 8. Financial Statements and Supplementary Data...............................................................     8
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................    24

PART III

     Item 10. Directors and Executive Officers of the Registrant.......................................................    24
     Item 11. Executive Compensation...................................................................................    24
     Item 12. Security Ownership of Certain Beneficial Owners and Management...........................................    24
     Item 13. Certain Relationships and Related Transactions...........................................................    24

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................    24

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

     Effective July 14, 1993, GE Capital acquired 100% of the outstanding capital stock of United Pacific Life Insurance Company (United Pacific Life). GE Capital transferred controlling ownership of United Pacific Life to GNA. Subsequently, United Pacific Life's name was changed to General Electric Capital Assurance Company (GE Capital Assurance). GE Capital Assurance, a Delaware life insurer, is licensed in the District of Columbia, and all states except New York.

     On February 1, 1990, GNA acquired 100% of the outstanding stock of First GNA Life Insurance Company of New York (First GNA). Subsequent to the acquisition of United Pacific Life, GNA merged First GNA with United Pacific Reliance Life Insurance Company of New York, a wholly-owned subsidiary of United Pacific Life. The merged company is 48% owned by GNA and 52% by GE Capital Assurance. Effective February 1, 1996, First GNA's name was changed to GE Capital Life Assurance Company of New York (GE Capital Life of New York). GE Capital Life of New York issues deferred and immediate annuities, life insurance and long-term care insurance in the state of New York.

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

MARKETING

     GNA is licensed in the District of Columbia and all states except New Hampshire and New York. GNA markets fixed-rate deferred annuities, immediate annuities and structured settlement immediate annuities primarily through banks, thrifts and other financial institutions.

     DEFERRED FIXED RATE ANNUITIES. The predominant form of deferred annuities require either single premium or flexible premium payments and have a minimum annual guaranteed crediting rate. After the initial guarantee period, the crediting rate may be changed periodically. The policy owner is permitted to withdraw all or part of the premium paid plus interest credited, less a surrender charge for withdrawals during the initial penalty period of one to eight years. The surrender charge is initially 5% to 8% of the contract value and decreases over the penalty period. Some deferred annuities provide for penalty-free partial withdrawals of the accumulated interest credited or up to 10% annually of the accumulation value. In 1996, the Company issued $354.4 million in deferred annuities. At December 31, 1996, deferred annuities comprised $5,317.6 million of total liabilities for future annuity and contract benefits.

     IMMEDIATE ANNUITIES. The Company's immediate annuities are designed to provide a series of periodic payments for a fixed length of time or for life, according to the annuitant's choice at the time of issue. Once the payments have begun, the amount, frequency and length of time for which they are payable are fixed. A primary form of immediate annuities, the structured settlement annuity, is usually sold as part of a settlement resulting from a personal injury or wrongful death claim to provide scheduled payments to an injured person or their dependents. Structured settlement annuities are generally long-term and cannot be surrendered. In 1996, the Company issued $227.3 million in immediate annuities. At December 31, 1996, immediate annuities comprised $697.4 million of total liabilities for future annuity and contract benefits.

COMPETITION

     The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. There are numerous stock, mutual and other types of insurers in the life insurance business in the United States, a significant number of which are substantially larger than GNA.

As of December 31, 1996, the Company has 480 employees. In addition, the Company has 68 retail sales agents selling the Company's products through an affiliated company, GNA Insurance Services, Inc. The number of retail sales agents decreased significantly during 1996 as a result of several banks internalizing sales forces.

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

     Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. GNA has estimated assessments related to known insolvencies, and has recorded a liability of $34.4 million at December 31, 1996 related to this estimated liability. The amount of any future assessments related to future insolvencies under these laws, however, cannot be reasonably estimated. Most of these laws do provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

     Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business, tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and investment products sold by the Company and the taxation impact on the relative desirability of various investment vehicles.

ITEM 2. PROPERTIES

     The Company leases office space in Seattle, Washington. The Company is reimbursed by its affiliates for rent based on direct and indirect allocation methods.

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

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN MILLIONS)

                                                                             YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------------------------------------
                                               1996         1995          1995         1994          1994        1993        1992
                                             --------    -----------    --------    -----------    --------    --------    --------
                                                          PRO FORMA                  PRO FORMA
                                                         (UNAUDITED)                (UNAUDITED)
                                                             (1)                        (1)
                                                         -----------                -----------
Net investment income.....................   $  462.5     $   444.5     $  784.7     $   391.6     $  837.8    $  579.8    $  406.4
Income before income taxes and minority
  interest................................       76.0          39.1         62.0          70.6        107.7        57.0        53.6
Net income................................       51.1          26.7         26.3          44.0         47.5        34.1        33.6
Total assets..............................    7,120.0       6,926.5      6,926.5       6,578.0     13,100.2    13,160.1     5,973.9
Shareholder's interest, excluding net
  unrealized investment gain/(loss).......      682.9         631.7        631.7         607.3        794.2       754.0       326.3
Net unrealized investment gain/(loss).....        7.0          29.9         29.9        (166.7)      (528.8)      (16.3)        (.5)
Total shareholder's interest..............      689.9         661.6        661.6         440.6        265.4       737.7       325.8

---------------

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

     GNA's results of operations for the year ended December 31, 1996 include the accounts of GNA, as well as the Company's investment in GE Capital Life of New York, accounted for under the equity method. For the year ended December 31, 1995, GNA's results of operations include GE Capital Assurance and subsidiaries' results for the nine months ended September 30, 1995.

  1996 COMPARED TO 1995

     NET INVESTMENT INCOME decreased $322.2 million to $462.5 million, of which $343.8 million relates to GE Capital Assurance and subsidiaries that were divested and are no longer included in the earnings of the Company as of October 1, 1995. The offsetting $21.6 million increase is primarily attributable to higher invested assets, the equity income of the Company's subsidiary, and the impact of higher interest rates resulting in higher reinvestment rates.

     NET REALIZED INVESTMENT GAINS (LOSSES) -- Net realized investment gains were $3.1 million during 1996, compared to a $14.4 million loss in 1995. This change is related to the Company's asset/liability risk management and varies with market and economic conditions.

     PREMIUMS increased $22.9 million to $200.0 million. This increase primarily relates to greater recognition of premiums on GNA's life contingent structured settlement product, offset by the effects of the Reorganization of $9.4 million.

     INTEREST CREDITED on policyholder deposits decreased $166.5 million to $295.7 million. The decrease was primarily related to the Reorganization. Interest crediting rates remained relatively consistent with 1995.

     CHANGE IN POLICY RESERVES increased $26.5 million to $201.0 million. Policy reserves related to life contingent products increased primarily from greater life contingent structured settlement premiums, offset by the effects of the Reorganization of $8.0 million.

     ANNUITY AND SURRENDER BENEFITS decreased $106.8 million to $29.9 million. Offsetting the effects of the Reorganization, which decreased benefits by $116.3 million, annuity and surrender benefits increased by $9.5 million, primarily due to payments on life contingent structured settlements benefits.

     COMMISSIONS decreased $15.5 million to $27.4 million. The Reorganization accounted for $10.7 million of the decrease with the remaining decrease attributable to a lower sales of single premium deferred annuities.

     GENERAL EXPENSES decreased $34.7 million to $36.5 million. This decrease is primarily related to an accrual for guaranty association assessments of $20.4 million recorded in the fourth quarter of 1995. There was no significant additional accrual necessary during 1996. In addition, the effects of the Reorganization resulted in a $14.5 million decrease in general expenses.

     AMORTIZATION OF INTANGIBLES is a result of the GNA and GE Capital Assurance acquisitions. The Company established goodwill and present value of future profits (PVFP) assets in connection with the acquisitions. Amortization of goodwill is based on a 25 year life and amortization of PVFP is based on periodic estimates of realized and remaining gross profits. For the years ended December 31, 1996 and 1995, goodwill amortization was $1.5 million and $4.8 million, respectively, and net PVFP amortization was $32.4 million and $52.4 million, respectively. The decrease is primarily related to the fact that as result of the Reorganization, the amortization of the goodwill and PVFP balances of GE Capital Assurance are no longer included in the Company's earnings effective October 1, 1995.

     INCREASE IN DEFERRED ACQUISITION COSTS decreased $16.2 million to $26.7 million primarily as a result of lower commissions of $4.8 million and the effect of the Reorganization of $10.8 million.

     PROVISION FOR INCOME TAXES. The effective tax rate for 1996 decreased from 39.5% to 32.8% primarily due to equity income of the Company's subsidiary and lower state taxes caused by the Reorganization.

     MINORITY INTEREST decreased $11.2 million to zero due to the fact that subsequent to the third quarter of 1995, after the effects of the Reorganization, there was no longer minority interest recorded in GNA's financial statements. The minority interest previously recorded represented GNA Corporation's proportional ownership of GE Capital Assurance.

  1995 COMPARED TO 1994

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

     NET REALIZED INVESTMENT GAINS (LOSSES) -- As part of the Company's asset/liability risk management, net realized investment losses were $14.4 million during 1995, compared to a $6.3 million gain in 1994.

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

     AMORTIZATION OF INTANGIBLES is a result of the GNA and GE Capital Assurance acquisitions. The Company established goodwill and present value of future profits (PVFP) assets in connection with the acquisition. For the years ended December 31, 1995 and 1994, goodwill amortization was $4.8 million and $7.8 million, respectively. The decrease is primarily related to the fact that after the Reorganization, the goodwill balance of GE Capital Assurance was dividended out and the related amortization was not included in GNA's operations for the fourth quarter of 1995.

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

INVESTMENTS

     FIXED MATURITIES. The Company's assets must be invested in accordance with requirements of applicable state laws and regulations regarding the nature and quality of investments that may be made by life insurance companies and the percentage of its assets that may be held in certain types of investments. At December 31, 1996, approximately 38.0% of the fixed maturities were in corporate issues, U.S. Treasuries, and other foreign securities with expected maturities within five years. Another 35.4% is invested in securities backed by residential mortgages. At December 31, 1996, the Company did not hold any fixed maturity securities, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholder's interest before net unrealized investment gains (losses). Approximately 23.5%, 16.9% and 6.3% of the portfolio were concentrated in the manufacturing, financial and utility industries, respectively. As of December 31, 1996, .8% of the Company's portfolio was rated below investment grade and no bonds were in default as to interest and principal.

     All of the Company's fixed maturities were designated as available-for-sale at December 31, 1996 and 1995. Accordingly, such investments were reported at fair value. Unrealized gains and losses, net of the effects of present value of future profits, deferred acquisition costs and deferred taxes, have been included in shareholder's interest as of December 31, 1996 and 1995. At December 31, 1996 and 1995, shareholder's interest included net unrealized gains of $7.0 million and $29.9 million, respectively, a difference primarily due to an decrease in the fair value of fixed maturities, principally resulting from higher interest rates.

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

     MORTGAGE LOANS. At December 31, 1996, the mortgage loan portfolio consisted of 1,044 mortgage loans on commercial real estate properties, 46% of which are located in California. The loans, which were originated through a network of mortgage bankers, were made only on completed, leased properties and have loan-to-value ratios at the date of origination of less than 75%. GNA does not engage in construction lending or land loans. Nonearning and reduced earning receivables decreased to $14.3 million at December 31, 1996, compared with $16.2 million at year-end 1995.

     OTHER INVESTED ASSETS. The Company's other invested assets consist of GNA's equity investment in GE Capital Life of New York of $121.0 million and investments in mutual fund portfolios offered in conjunction with the deferred variable annuity of $40.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements are met by funds from operations and investment activity. Premiums and policyholder deposits are invested in assets that generally have durations similar to the Company's liabilities. Funds from investment activity included principal and interest payments from the bond and mortgage portfolio as well as sales, calls and maturities of certain securities. As of December 31, 1996, investments subject to certain call provisions totaled $128.6 million; and mortgage-backed securities subject to prepayment risk totaled $1,863.9 million.

     The Company is restricted by Washington State as to the amount of dividends it may pay within a given calendar year to its parent without regulatory consent. That restriction is the greater of statutory net gain from operations for the previous year or 10% of the statutory surplus at the end of the year, subject to a maximum equal to statutory earned surplus. As of December 31, 1996, approximately $66.0 million was available for dividend payments in 1997.

NEW ACCOUNTING STANDARDS

     New accounting standards include Statement of Financial Accounting Standards (SFAS) No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. Among other things, the new statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, based on control of the transferred assets. SFAS No. 125 is effective for transfers of financial assets occurring after December 31, 1996 and its adoption will not have a material effect on the financial position or results of operations of GNA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Great Northern Insured Annuity Corporation:

     We have audited the accompanying consolidated balance sheets of Great Northern Insured Annuity Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Northern Insured Annuity Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Seattle, Washington
January 17, 1997

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                ASSETS                                                      1996        1995
-------------------------------------------------------------------------------------------------------   --------    --------
Investments:
  Fixed maturities, at fair value (amortized cost of $5,254.4 in 1996 and $4,942.2 in 1995.............   $5,270.1    $5,064.6
  Mortgage loans, net of valuation allowance of $35.6 in 1996 and $35.3 in 1995........................    1,159.7     1,282.4
  Policy loans.........................................................................................        3.3         3.9
  Short-term investments...............................................................................        3.9        28.1
  Other invested assets................................................................................      161.7       165.1
                                                                                                          --------    --------
     Total investments.................................................................................    6,598.7     6,544.1
Cash...................................................................................................        2.3         1.9
Accrued investment income..............................................................................      112.2        85.6
Deferred acquisition costs.............................................................................      129.6        88.8
Intangible assets......................................................................................      181.0       156.3
Deferred income tax benefit............................................................................       19.1          --
Other assets...........................................................................................       44.4        32.2
Separate account assets................................................................................       32.7        17.6
                                                                                                          --------    --------
     Total assets......................................................................................   $7,120.0    $6,926.5
                                                                                                          --------    --------
                                                                                                          --------    --------

                                LIABILITIES AND SHAREHOLDER'S INTEREST
-------------------------------------------------------------------------------------------------------
Liabilities:
  Future annuity and contract benefits.................................................................   $6,075.1    $5,977.9
  Policy and contract claims...........................................................................       96.8        89.5
  Other policyholder liabilities.......................................................................       48.1        73.6
  Deferred income tax liability........................................................................         --         2.2
  Accounts payable and accrued expenses................................................................      177.4       104.1
  Separate account liabilities.........................................................................       32.7        17.6
                                                                                                          --------    --------
     Total liabilities.................................................................................    6,430.1     6,264.9
Shareholder's interest:
  Common stock, $100 par value. Authorized, issued and outstanding 25,000 shares.......................        2.5         2.5
  Additional paid-in capital...........................................................................      542.0       541.9
  Net unrealized investment gain.......................................................................        7.0        29.9
  Retained earnings....................................................................................      138.4        87.3
                                                                                                          --------    --------
     Total shareholder's interest......................................................................      689.9       661.6
                                                                                                          --------    --------
     Total liabilities and shareholder's interest......................................................   $7,120.0    $6,926.5
                                                                                                          --------    --------
                                                                                                          --------    --------

          See accompanying notes to consolidated financial statements.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                                                     1996      1995      1994
                                                                                                    ------    ------    ------
Revenues:
  Net investment income..........................................................................   $462.5    $784.7    $837.8
  Net realized investment gains (losses).........................................................      3.1     (14.4)      6.3
  Premiums.......................................................................................    200.0     177.1     117.6
  Surrender fee and other income.................................................................      8.1      16.7      11.2
                                                                                                    ------    ------    ------
     Total revenues..............................................................................    673.7     964.1     972.9
                                                                                                    ------    ------    ------
Benefits and expenses:
  Interest credited..............................................................................    295.7     462.2     489.4
  Change in policy reserves......................................................................    201.0     174.5     120.4
  Annuity and surrender benefits.................................................................     29.9     136.7     160.9
  Commissions....................................................................................     27.4      42.9      52.8
  General expenses...............................................................................     36.5      71.2      46.8
  Amortization of intangibles, net...............................................................     33.9      57.5      58.0
  Increase in deferred acquisition costs, net....................................................    (26.7)    (42.9)    (63.1)
                                                                                                    ------    ------    ------
     Total benefits and expenses.................................................................    597.7     902.1     865.2
                                                                                                    ------    ------    ------
     Income before income taxes and minority interest............................................     76.0      62.0     107.7
Provision for income taxes.......................................................................     24.9      24.5      44.7
                                                                                                    ------    ------    ------
     Income before minority interest.............................................................     51.1      37.5      63.0
Minority interest................................................................................       --      11.2      15.5
                                                                                                    ------    ------    ------
     Net income..................................................................................   $ 51.1    $ 26.3    $ 47.5
                                                                                                    ------    ------    ------
                                                                                                    ------    ------    ------

          See accompanying notes to consolidated financial statements.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S INTEREST

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                                                UNREALIZED
                                                               COMMON STOCK       ADDITIONAL    INVESTMENT
                                                            ------------------     PAID-IN        GAINS       RETAINED
                                                            SHARES     AMOUNT      CAPITAL       (LOSSES)     EARNINGS
                                                            ------    --------    ----------    ----------    --------
Balances at December 31, 1993............................   25,000    $   2.5      $  726.7      $  (16.3)     $ 24.8
     Net income..........................................       --         --            --            --        47.5
     Purchase price adjustments..........................       --         --          (7.3)           --          --
     Net unrealized investment losses....................       --         --            --        (512.5)         --
                                                            ------    --------    ----------    ----------    --------
Balances at December 31, 1994............................   25,000        2.5         719.4        (528.8)       72.3
     Net income..........................................       --         --            --            --        26.3
     Dividend of GE Capital Assurance....................       --         --        (175.2)           --       (11.3)
     Purchase price adjustments..........................       --         --          (2.3)           --          --
     Net unrealized investment gains.....................       --         --            --         558.7          --
                                                            ------    --------    ----------    ----------    --------
Balances at December 31, 1995............................   25,000        2.5         541.9          29.9        87.3
     Net income..........................................       --         --            --            --        51.1
     Purchase price adjustments..........................       --         --            .1            --          --
     Net unrealized investment losses....................       --         --            --         (22.9)         --
                                                            ------    --------    ----------    ----------    --------
Balances at December 31, 1996............................   25,000    $   2.5      $  542.0      $    7.0      $138.4
                                                            ------    --------    ----------    ----------    --------
                                                            ------    --------    ----------    ----------    --------


                                                                 TOTAL
                                                             SHAREHOLDER'S
                                                               INTEREST
                                                           -----------------
Balances at December 31, 1993............................       $ 737.7
     Net income..........................................          47.5
     Purchase price adjustments..........................          (7.3)
     Net unrealized investment losses....................        (512.5)
                                                               --------
Balances at December 31, 1994............................         265.4
     Net income..........................................          26.3
     Dividend of GE Capital Assurance....................        (186.5)
     Purchase price adjustments..........................          (2.3)
     Net unrealized investment gains.....................         558.7
                                                               --------
Balances at December 31, 1995............................         661.6
     Net income..........................................          51.1
     Purchase price adjustments..........................            .1
     Net unrealized investment losses....................         (22.9)
                                                               --------
Balances at December 31, 1996............................       $ 689.9
                                                               --------
                                                               --------

          See accompanying notes to consolidated financial statements.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                                                1996         1995        1994
                                                                                              ---------    --------    --------
Cash flows from operating activities:
  Net income...............................................................................   $    51.1    $   26.3    $   47.5
                                                                                              ---------    --------    --------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest.....................................................................          --        11.2        15.5
     Equity in earnings of GE Capital Life of New York.....................................        (7.6)       (1.3)         --
     Increase in future policy benefits....................................................       496.7       636.7       609.8
     Net realized investment (gains) losses................................................        (3.1)       14.4        (6.3)
     Amortization of investment premiums and discounts.....................................        27.7        61.4        83.6
     Amortization of intangibles...........................................................        33.9        57.5        58.0
     Deferred income tax provision (benefit)...............................................       (10.4)        4.0        30.2
     Change in certain assets and liabilities:
       Decrease (increase) in:
          Accrued investment income........................................................       (26.6)       (6.5)        6.5
          Deferred acquisition costs.......................................................       (26.7)      (42.9)      (63.1)
          Other assets.....................................................................       (12.4)       12.6       (10.7)
       Increase (decrease) in:
          Other policyholder liabilities...................................................       (25.5)      (25.7)      122.7
          Accounts payable and accrued expenses............................................        73.3        24.1       (13.0)
                                                                                              ---------    --------    --------
          Total adjustments................................................................       519.3       745.5       833.2
                                                                                              ---------    --------    --------
          Net cash provided by operating activities........................................       570.4       771.8       880.7
                                                                                              ---------    --------    --------
Cash flows from investing activities:
  Proceeds from investments in fixed maturities and real estate............................       868.2     1,735.6     1,970.8
  Principal collected on mortgage loans....................................................       163.9       124.4        93.1
  Purchases of fixed maturities............................................................    (1,199.5)   (1,846.5)   (2,413.7)
  Mortgage loan originations...............................................................       (42.3)     (159.9)     (389.2)
  Dividends received.......................................................................         7.5         7.1          --
                                                                                              ---------    --------    --------
          Net cash used in investing activities............................................      (202.2)     (139.3)     (739.0)
                                                                                              ---------    --------    --------
Cash flows from financing activities:
  Proceeds from issue of investment contracts..............................................       415.6       810.3       994.9
  Redemption and benefit payments on investment contracts..................................      (807.6)   (1,469.2)   (1,220.6)
  Cash distributed in conjunction with dividend of GE Capital Assurance....................          --       (31.5)         --
  Short-term borrowings....................................................................          --          --        (5.0)
                                                                                              ---------    --------    --------
          Net cash used in financing activities............................................      (392.0)     (690.4)     (230.7)
                                                                                              ---------    --------    --------
          Net decrease in cash and cash equivalents........................................       (23.8)      (57.9)      (89.0)
Cash and cash equivalents at beginning of year.............................................        30.0        87.9       176.9
                                                                                              ---------    --------    --------
Cash and cash equivalents at end of year...................................................   $     6.2    $   30.0    $   87.9
                                                                                              ---------    --------    --------

          See accompanying notes to consolidated financial statements.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

                          (DOLLAR AMOUNTS IN MILLIONS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) BASIS OF PRESENTATION

     These consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) for stock life insurance companies, which vary in several respects from accounting practices prescribed or permitted by the Insurance Commissioner of the State of Washington, where Great Northern Insured Annuity Corporation (GNA or the Company) is domiciled. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation. These reclassifications have no effect on reported net income or shareholder's interest.

  (B) ACQUISITIONS

     Effective April 1, 1993, General Electric Capital Corporation (GE Capital), all of whose common stock is indirectly owned by General Electric Company, completed the acquisition of GNA's parent company, GNA Corporation. Effective July 14, 1993, GE Capital acquired 100% of the issued and outstanding capital stock of United Pacific Life Insurance Company and four of its seven wholly-owned subsidiaries (collectively, the Acquisitions). During 1994, United Pacific Life Insurance Company was renamed General Electric Capital Assurance Company (GE Capital Assurance).

  (C) REORGANIZATION

     Effective October 1, 1995, the Company was party to a reorganization (the Reorganization) involving GNA Corporation and certain of its life insurance company subsidiaries. The Reorganization allows all life insurance company subsidiaries of GNA Corporation to file a consolidated federal tax return.

     Prior to the Reorganization, GE Capital Assurance's voting common stock was owned by GNA and its preferred and nonvoting common stock was owned by GNA Corporation, thus resulting in minority interest. As part of the Reorganization, GNA became a wholly-owned subsidiary of GE Capital Assurance and GE Capital Assurance became a wholly-owned subsidiary of GNA Corporation. Consequently, there was no minority interest recorded on the balance sheets of GNA as of December 31, 1996 and 1995. In order for GE Capital Assurance to become the direct parent of GNA, GNA Corporation contributed all of the stock of GNA to GE Capital Assurance in exchange for voting shares of GE Capital Assurance. On October 1, 1995, GNA distributed its holdings of GE Capital Assurance common stock to GE Capital Assurance with the result that GE Capital Assurance is now wholly-owned by GNA Corporation and a decrease in shareholder's interest of $186.5.

     The accompanying consolidated financial statements include the accounts of GNA and its subsidiaries prior to the Reorganization, GE Capital Assurance and First GNA Life Insurance Company of New York (First GNA), owned 48% by GNA and 52% by GE Capital Assurance. The results subsequent to the Reorganization include GNA, as well as its proportionate share of First GNA, accounted for under the equity method. Effective February 1, 1996, First GNA was renamed GE Capital Life Assurance Company of New York (GE Capital Life of New York).

     Following are pro forma results of operations of GNA for the year ended December 31, 1995, as if the Reorganization had occurred at the beginning of the period presented:

Total revenues..........................................................................   $  631.4
Net income..............................................................................       26.7
Total assets............................................................................    6,926.5
Total shareholders' interest............................................................      661.6

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

  (D) PRODUCTS

     The primary products of the Company are investment type deferred annuities and structured settlement immediate annuities. The Company considers the sale of annuity and life insurance products to be a single segment/line of business. GNA primarily sells its products through banks, thrifts and other financial institutions.

  (E) STATEMENTS OF CASH FLOWS

     All highly liquid investments with an original maturity of three months or less are classified as short-term investments on the consolidated balance sheets and considered cash equivalents in the consolidated statements of cash flows.

     During the years ended December 31, 1996, 1995, and 1994, the Company paid federal and state income taxes of $50.4, $1.7 and $6.8, respectively.

  (F) INVESTMENTS

     The Company has designated its fixed maturities as available for sale. The fair value for fixed maturities and equity securities is based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, call features and maturity of the investments, as applicable. Changes in the market values of fixed maturities, net of the effect on deferred policy acquisition costs, present value of future profits and deferred federal income taxes, and market values of equity securities, net of deferred federal income taxes, are reflected as unrealized appreciation and depreciation in a separate component of shareholder's interest and, accordingly, have no effect on net income. Unrealized losses that are other than temporary are recognized in earnings.

     The Company does not engage in derivatives trading, market-making or other speculative activities. The Company had no significant open or outstanding derivative transactions during the years 1996, 1995 or 1994.

     Mortgage and policy loans are stated at the unpaid principal balance of such loans, net of allowances for probable uncollectible balances.

  (G) DEFERRED ACQUISITION COSTS

     Acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as commissions, direct advertising and printing, and certain support costs such as underwriting and policy issue expenses. Acquisition costs capitalized are determined by actual costs and expenses incurred by product in the year of issue.

  (H) INTANGIBLE ASSETS

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

     GOODWILL

     Goodwill is amortized over its estimated period of benefit on a straight-line basis. No amortization period exceeds 25 years. Goodwill in excess of associated expected operating undiscounted cash flows is considered to be impaired and is written down to fair value.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

  (I) FUTURE ANNUITY AND CONTRACT BENEFITS

     Future annuity and contract benefits are comprised of the liabilities for life insurance policies and immediate and deferred annuity contracts. Depending on the type of contract, these liabilities are calculated based upon actuarial assumptions as to mortality, interest, expense and withdrawals, with experience for adverse deviation where appropriate.

  (J) REVENUES

     Investment income is recorded when earned. Investment gains and losses are calculated on the basis of specific identification. Premiums on long-duration insurance products are recognized as earned when due or, in the case of life contingent annuities, when the contracts are issued. Premiums received under annuity contracts without significant mortality risk are not reported as revenues but as future annuity benefit liabilities. Surrender charges are recognized as income when the policy is surrendered.

  (K) FEDERAL INCOME TAX

     The Company is included with GE Capital Assurance in a life insurance consolidated federal income tax return. Current and deferred taxes are allocated by applying the asset and liability method of accounting for deferred income taxes to members of the group as if each member was a separate taxpayer. Intercompany balances are settled annually.

  (L) SEPARATE ACCOUNTS

     The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity contract owners. The Company receives mortality risk fees and administration fees from the variable annuity mutual fund portfolios and separate account assets.

(2) INVESTMENTS

     For the years ended December 31, the sources of investment income of the Company were as follows:

                                                                          1996      1995      1994
                                                                         ------    ------    ------
Fixed maturities......................................................   $353.0    $662.9    $724.9
Mortgage loans........................................................    102.8     122.3     105.7
GE Capital Life of New York equity method income......................      7.6       1.3        --
Other.................................................................      2.4       4.9      13.7
                                                                         ------    ------    ------
Gross investment income...............................................    465.8     791.4     844.3
Investment expenses...................................................     (3.3)     (6.7)     (6.5)
                                                                         ------    ------    ------
Net investment income.................................................   $462.5    $784.7    $837.8
                                                                         ------    ------    ------
                                                                         ------    ------    ------

  (A) FIXED MATURITIES

     For the years ended December 31, the Company realized sales proceeds, gross investment gains and losses as follows:

                                                                          1996      1995      1994
                                                                         ------    ------    ------
Sales proceeds........................................................   $192.8    $998.9    $860.1
                                                                         ------    ------    ------
Gross realized investment:
Gains.................................................................   $  8.1    $ 16.6    $ 17.5
Losses................................................................     (5.0)    (31.0)    (11.2)
                                                                         ------    ------    ------
Net realized investment gains (losses)................................   $  3.1    $(14.4)   $  6.3
                                                                         ------    ------    ------
                                                                         ------    ------    ------

     The additional proceeds from investments in fixed maturities in the consolidated statements of cash flows result from principal collected on mortgage-backed securities, maturities, calls and sinking fund payments.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

     Fixed maturities are considered available for sale. Accordingly, fixed maturities are accounted for at fair value, with the resulting unrealized gain or loss recorded through shareholder's interest, net of the following adjustments:

                                                                                    1996      1995
                                                                                   ------    ------
Fixed maturities................................................................   $ 15.7    $122.4
Other invested assets...........................................................      5.4       5.2
Deferred acquisition costs......................................................     (3.6)    (17.7)
Present value of future profits.................................................     (6.4)    (65.1)
Deferred income taxes...........................................................     (4.1)    (14.9)
                                                                                   ------    ------
       Net unrealized investment gains..........................................   $  7.0    $ 29.9
                                                                                   ------    ------
                                                                                   ------    ------

     At December 31, the amortized cost, gross unrealized gains and losses, and fair value of the Company's fixed maturities available-for-sale portfolio were as follows:

                                                                                                   GROSS UNREALIZED
                                                                                      AMORTIZED    ----------------      FAIR
                                       1996                                             COST       GAINS     LOSSES     VALUE
-----------------------------------------------------------------------------------   ---------    ------    ------    --------
United States and agency...........................................................   $  144.5     $  9.9    $ (1.4)   $  153.0
Foreign............................................................................      200.9        6.7      (1.5)      206.1
Corporate securities...............................................................    3,065.0       10.1     (28.0)    3,047.1
Mortgage-backed securities.........................................................    1,844.0       36.5     (16.6)    1,863.9
                                                                                      ---------    ------    ------    --------
       Totals......................................................................   $5,254.4     $ 63.2    $(47.5)   $5,270.1
                                                                                      ---------    ------    ------    --------
                                                                                      ---------    ------    ------    --------

                                       1995
-----------------------------------------------------------------------------------
United States and agency...........................................................   $  140.6     $ 13.1    $  (.7)   $  153.0
Corporate securities...............................................................    3,162.2       99.5     (11.7)    3,250.0
Mortgage-backed securities.........................................................    1,639.4       44.2     (22.0)    1,661.6
                                                                                      ---------    ------    ------    --------
       Totals......................................................................   $4,942.2     $156.8    $(34.4)   $5,064.6
                                                                                      ---------    ------    ------    --------
                                                                                      ---------    ------    ------    --------

     The maturity distribution of the fixed maturities portfolio at December 31 was as follows:

                                                                                          1996                     1995
                                                                                  ---------------------    ---------------------
                                                                                  AMORTIZED      FAIR      AMORTIZED      FAIR
                                                                                    COST        VALUE        COST        VALUE
                                                                                  ---------    --------    ---------    --------
Due in one year or less........................................................   $  471.9     $  472.6    $  345.8     $  345.7
Due between one year through five years........................................    1,585.1      1,529.2     1,873.6      1,916.2
Due between five years through ten years.......................................      650.1        663.3       636.7        655.6
Due after ten years............................................................      703.3        741.1       446.7        485.5
                                                                                  ---------    --------    ---------    --------
       Subtotals...............................................................    3,410.4      3,406.2     3,302.8      3,403.0
       Mortgage-backed securities..............................................    1,844.0      1,863.9     1,639.4      1,661.6
                                                                                  ---------    --------    ---------    --------
       Totals..................................................................   $5,254.4     $5,270.1    $4,942.2     $5,064.6
                                                                                  ---------    --------    ---------    --------
                                                                                  ---------    --------    ---------    --------

     At December 31, 1996, approximately 23.5%, 16.9% and 6.3% of the Company's investment portfolio is comprised of securities issued by the manufacturing, financial and utility industries, respectively, the vast majority of which are rated investment grade, and which are senior secured bonds. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

     The fixed maturities portfolio at December 31 consisted of the following classes of securities:

                                                                                              1996                   1995
                                                                                       -------------------    -------------------
                                                                                         FAIR                   FAIR
                                                                                        VALUE      PERCENT     VALUE      PERCENT
                                                                                       --------    -------    --------    -------
Agencies and treasuries.............................................................   $1,400.5      26.6%    $1,377.2      27.2%
AAA.................................................................................      476.7       9.0        283.7       5.6
AA..................................................................................      284.6       5.4        214.7       4.3
A...................................................................................    1,412.7      26.8      1,546.3      30.5
BBB.................................................................................    1,275.1      24.2      1,225.6      24.2
BB..................................................................................       40.7        .8         71.0       1.4
B...................................................................................         --        --          5.2        .1
Not rated...........................................................................      379.8       7.2        340.9       6.7
                                                                                       --------    -------    --------    -------
       Totals.......................................................................   $5,270.1     100.0%    $5,064.6     100.0%
                                                                                       --------    -------    --------    -------
                                                                                       --------    -------    --------    -------

     Bonds with ratings ranging from AAA to BBB are generally regarded as investment grade securities. Some agencies and treasuries (that is, those securities issued by the United States government or an agency thereof) are not rated, but all are considered to be investment grade securities. Finally, some securities, such as private placements, have not been assigned a rating by any rating service and are therefore categorized as "not rated;" this has neither positive nor negative implications regarding the value of the security.

     At December 31, 1996, there were no bonds in default as to interest and principal.

  (B) MORTGAGE LOANS

     At December 31, 1996 and 1995, the Company's mortgage loan portfolio consisted of 1,044 and 1,161, respectively, first mortgage loans on commercial real estate properties. The loans, which are originated by the Company through a network of mortgage bankers, are made only on completed, leased properties and have a maximum loan-to-value ratio of 75% at the date of origination. The Company does not engage in construction lending or land loans.

     The Company originated $12.5, $18.5 and $62.3 of mortgages secured by real estate in California, which represent 29%, 13% and 16% of total originations for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, respectively, the Company held $449.0 and $519.2 in mortgages secured by real estate in California; this is 38% of the total mortgage portfolio for 1996 and 40% of the total portfolio for 1995.

     "Impaired" loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to terms of the original contractual terms of the loan agreement. That definition excludes, among other things, leases, or large groups of smaller-balance homogeneous loans, and therefore applies principally to GNA's commercial loans.

     Under these principles, GNA has two types of "impaired" loans as of December 31, 1996 and 1995: loans requiring allowances for losses ($1.7 and $3.2, respectively) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($12.6 and $13.0, respectively); allowance for losses on these loans were $0.8 and $0.1, respectively. Average investment during 1996 and 1995 was $15.6 and $11.3, respectively and interest income earned on these loans while they were considered impaired was $.7 and $1.3, respectively.

     The following table shows the activity in the allowance for losses during the years ended December 31:

                                                                             1996     1995     1994
                                                                             -----    -----    -----
Balance at January 1......................................................   $35.3    $32.0    $30.5
Dividend of GE Capital Assurance..........................................      --      (.3)      --
Additions.................................................................     2.5      2.8      2.4
Amounts written off, net..................................................    (2.2)      .8      (.9)
                                                                             -----    -----    -----
Balance at December 31....................................................   $35.6    $35.3    $32.0
                                                                             -----    -----    -----
                                                                             -----    -----    -----

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

     The net write-offs represented 0.18% of average mortgage loans outstanding during 1996, compared with 0.15% and 0.07% during 1995 and 1994, respectively.

     The allowance for losses on mortgage loans at December 31, 1996 and 1995 represented 3.1% and 2.7% of total mortgage loans, respectively.

  (C) INVESTMENT IN GE CAPITAL LIFE OF NEW YORK

     A portion of other invested assets at December 31, 1996 and 1995 included $121.0 and $123.6, respectively, for the Company's 48% investment in GE Capital Life of New York, accounted for under the equity method. Investment income for 1996 includes $7.6 for equity in earnings of GE Capital Life of New York. For 1995, investment income includes $1.3 for equity in earnings of GE Capital Life of New York subsequent to the Reorganization on October 1, 1995. Prior to the Reorganization, GE Capital Life of New York was consolidated. Following is the summarized financial information for GE Capital Life of New York as of and for the years ended December 31:

                                                                                 1996        1995
                                                                               --------    --------
Total revenue...............................................................   $  163.3    $  102.0
Total expenses..............................................................      137.6        84.1
       Income before income taxes...........................................       25.7        17.9
Provision for income taxes..................................................        9.8         8.4
                                                                               --------    --------
       Net income...........................................................   $   15.9    $    9.5
                                                                               --------    --------
                                                                               --------    --------
Total investments...........................................................   $1,554.1    $1,491.6
Other assets................................................................      154.9       100.1
                                                                               --------    --------
       Total assets.........................................................   $1,709.0    $1,591.7
                                                                               --------    --------
                                                                               --------    --------
Total liabilities...........................................................   $1,459.8    $1,334.9
Shareholder's interest......................................................      249.2       256.8
                                                                               --------    --------
       Total liabilities and shareholder's interest.........................   $1,709.0    $1,591.7
                                                                               --------    --------
                                                                               --------    --------

(3) DEFERRED ACQUISITION COSTS

     For investment contracts, deferred acquisition costs are amortized based on the present value of the anticipated gross profits from investments, interest credited, surrender charges, mortality and maintenance expenses. As actual gross profits vary from projected, the impact on amortization is included in net income. For insurance contracts, the acquisition costs are amortized in relation to the benefit payments or the present value of expected future premiums.

     Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balances. If such comparison indicates that the expected gross profits will not be sufficient to recover the asset, the difference is charged to expense.

     Activity in deferred acquisition costs was as follows:

                                                                                     1996      1995     1994
                                                                                    ------    ------    -----
Unamortized balance at January 1.................................................   $106.5    $ 90.2    $27.1
Dividend of GE Capital Assurance.................................................       --     (26.6)      --
Costs deferred...................................................................     36.0      53.0     62.8
Amortization, net................................................................     (9.3)    (10.1)      .3
                                                                                    ------    ------    -----
Unamortized balance at December 31...............................................    133.2     106.5     90.2
Cumulative effect of net unrealized investment (gains) losses....................     (3.6)    (17.7)     1.9
                                                                                    ------    ------    -----
Recorded balance.................................................................   $129.6    $ 88.8    $92.1
                                                                                    ------    ------    -----
                                                                                    ------    ------    -----

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

(4) INTANGIBLE ASSETS

  (A) PRESENT VALUE OF FUTURE PROFITS

     The method used by the Company to value PVFP is summarized as follows: (1) identify the future gross profits attributable to certain lines of business, (2) identify the risks inherent in realizing those gross profits, and (3) discount these gross profits at the rate of return that the Company believes it must earn in order to accept the inherent risks.

     After PVFP is determined, the amount is amortized, net of accreted interest, based on the incidence of the expected gross profits. Interest accretes at rates credited to policyholders on underlying contracts. As actual gross profits for investment contracts vary from projection, the impact on amortization is included in net income.

     Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balances. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense.

     The following table presents the activity in PVFP for the years ended December 31:

                                                                                   1996      1995      1994
                                                                                  ------    ------    ------
Unamortized balance at January 1...............................................   $187.5    $313.9    $363.9
Dividend of GE Capital Assurance...............................................       --     (74.0)       --
Interest accrued at 5.4% in 1996, 4.8% in 1995 and 4.9% in 1994................     10.0      15.4      17.8
Amortization...................................................................    (42.4)    (67.8)    (67.8)
                                                                                  ------    ------    ------
Unamortized balance at December 31.............................................    155.1     187.5     313.9
Cumulative effect of net unrealized investment gains (losses)..................     (6.4)    (65.1)    101.2
                                                                                  ------    ------    ------
Recorded balance...............................................................   $148.7    $122.4    $415.1
                                                                                  ------    ------    ------
                                                                                  ------    ------    ------

     The estimated percentage of the December 31, 1996 balance before the effect of unrealized investment gains or losses to be amortized over the next five years is as follows:


                                  1997   19.3%

                                  1998   16.3

                                  1999   13.3

                                  2000   10.7

                                  2001    8.9


  (B) GOODWILL

     In conjunction with the acquisitions, $150.6 of goodwill was recorded. In conjunction with the Reorganization, goodwill was reduced by $103.4. During the years ended December 31, 1996, 1995 and 1994, $1.5, $4.8 and $7.8, respectively, was amortized. As of December 31, 1996, the unamortized balance of goodwill was $31.2.

(5) FUTURE ANNUITY AND CONTRACT BENEFITS

  (A) INVESTMENT AND UNIVERSAL LIFE TYPE CONTRACTS

     Investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment and universal life type contracts are recognized by providing a liability equal to the current account value of the policyholders' contracts. Interest rates credited to these contracts are guaranteed for the policy term with renewal rates determined by management. At December 31, 1996 and 1995, investment contracts comprised $5,564.1 and $5,668.2, respectively.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

  (B) INSURANCE CONTRACTS

     Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits is the present value of such benefits based on mortality, and other assumptions which were appropriate at the time the policies were issued. These assumptions are periodically evaluated for potential premium deficiencies. At December 31, 1996 and 1995, insurance contracts comprised $511.0 and $309.7, respectively.

     Interest rate assumptions used in calculating the present value of future annuity and contract benefits for insurance contracts range from 6.1% to 9.9%.

(6) RELATED-PARTY TRANSACTIONS

     During the years ended December 31, 1996, 1995 and 1994, the Company recognized $3.4, $1.6 and $2.6, respectively, from its affiliates, GNA Securities, Inc. and GNA Distributors, Inc. for reimbursement of marketing, administrative and general office expenses.

     During the years ended December 31, 1996 and 1995, the Company received a dividend from GE Capital Life of New York of $7.5 and $7.1, respectively.

     Prior to the Reorganization, the Company received $3.6 from GE Capital Life of New York and paid $31.2 to GE Capital Assurance for settlement of intercompany tax payments.

(7) COMMITMENTS AND CONTINGENCIES

  (A) MORTGAGE LOAN COMMITMENTS

     As of December 31, 1996 and 1995, the Company was committed to fund $27.7 and $20.2, respectively, in mortgage loans.

  (B) GUARANTY ASSOCIATION ASSESSMENTS

     The Company is required by law to participate in the guaranty associations of the various states in which it does business. The state guaranty associations ensure payment of guaranteed benefits, with certain restrictions to policyholders of impaired or insolvent insurance companies, by assessing all other companies involved in similar lines of business.

     There are currently several insurance companies which had substantial amounts of annuity business, in the process of liquidation or rehabilitation. The Company paid $3.9, $6.6 and $10.3 to various state guaranty associations during the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, accounts payable and accrued expenses include $34.4 and $38.2, respectively, related to estimated assessments. The Company expensed $20.4 of related assessments during the fourth quarter of 1995.

  (C) LEASES

     The Company leases the office space used in its operations. Future minimum commitments under operating leases as of December 31, 1996 aggregate to $11.5, terminating in the year 2001.

     Rates for certain office space leases are subject to inflationary increases. The effect of such inflationary increases has not been reflected in the future minimum commitments.

  (D) LITIGATION

     There is no material pending litigation to which the Company is a party or of which any of the Company's property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Company of which management has any knowledge.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

(8) INCOME TAXES

     The total provision for income taxes for the years ended December 31 consisted of the following components:

                                                                                      1996     1995     1994
                                                                                     ------    -----    -----
Current federal income tax provision..............................................   $ 34.3    $19.5    $12.0
Deferred federal income tax provision.............................................    (10.1)     3.9     29.2
                                                                                     ------    -----    -----
     Subtotal -- federal provision................................................     24.2     23.4     41.2
                                                                                     ------    -----    -----
Current state income tax provision................................................      1.0      1.0      2.5
Deferred state income tax provision...............................................      (.3)      .1      1.0
                                                                                     ------    -----    -----
     Subtotal -- state provision..................................................       .7      1.1      3.5
                                                                                     ------    -----    -----
     Total provision for income taxes.............................................   $ 24.9    $24.5    $44.7
                                                                                     ------    -----    -----
                                                                                     ------    -----    -----

     The following reconciles the federal statutory tax rate of 35% to the reported income tax provision (benefit):

                                                                                     1996      1995     1994
                                                                                    ------    ------    -----
Statutory U.S. federal income tax rate...........................................     35.0%     35.0%    35.0%
Equity in earnings of GE Capital Life of New York................................     (3.5)      (.7)      --
State income tax.................................................................       .6       1.2      2.2
Goodwill amortization............................................................       .7       2.7      2.5
Other, net.......................................................................       --       1.3      1.8
                                                                                    ------    ------    -----
     Effective rate..............................................................     32.8%     39.5%    41.5%
                                                                                    ------    ------    -----
                                                                                    ------    ------    -----

     The components of the net deferred income tax benefit at December 31 were as follows:

                                                                                              1996      1995
                                                                                             ------    ------
Assets:
  Mortgage loans and real estate..........................................................   $  6.2    $  4.4
  Future annuity and contract benefits....................................................     68.2      58.5
  Guaranty association assessments........................................................     14.1      15.6
  Other...................................................................................       .7       1.5
                                                                                             ------    ------
     Total deferred tax assets............................................................     89.2      80.0
                                                                                             ------    ------
Liabilities:
  Net unrealized gains on investment securities...........................................     (4.1)    (14.9)
  Investments.............................................................................     (2.0)       --
  Present value of future profits.........................................................    (45.2)    (55.7)
  Deferred acquisition costs..............................................................    (16.4)     (6.1)
  Other...................................................................................     (2.4)     (5.5)
                                                                                             ------    ------
     Total deferred tax liabilities.......................................................    (70.1)    (82.2)
                                                                                             ------    ------
     Net deferred income tax benefit (liability)..........................................   $ 19.1    $ (2.2)
                                                                                             ------    ------
                                                                                             ------    ------

     Based on an analysis of the Company's tax position, management believes it is more likely than not that the results of future operations and tax planning strategies will generate sufficient taxable income to realize deferred tax assets. No valuation allowance for deferred tax assets was deemed necessary for 1996 or 1995.

          GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

     On December 31, 1995, the Company adopted SFAS No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS. This statement required disclosures about amounts, nature and trems of derivative financial instruments and modifies existing disclosure requirements for other financial instruments.

     The Company has no derivative financial instruments other than mortgage loan commitments of $27.7 and $20.2 at December 31, 1996 and 1995, respectively.

     The fair values of financial instruments presented in the applicable notes to the Company's consolidated financial statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity. Financial instruments that, as a matter of accounting policy, are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosures. Such items include cash and cash equivalents, investment securities, policy loans and other invested assets.

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

     At December 31, the carrying amounts and fair values of the Company's financial instruments were as follows:

                                                                  1996                    1995
                                                          --------------------    --------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
                 FINANCIAL INSTRUMENTS                     AMOUNT      VALUE       AMOUNT      VALUE
-------------------------------------------------------   --------    --------    --------    --------
Mortgage loans.........................................   $1,159.7    $1,171.2    $1,282.4    $1,344.9
                                                          --------    --------    --------    --------
Investment contracts...................................   $5,504.0    $5,364.5    $5,668.2    $5,514.9
                                                          --------    --------    --------    --------
                                                          --------    --------    --------    --------

(10) STATUTORY BASIS DATA AND RESTRICTION OF RETAINED EARNINGS

     The Company files financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (NAIC) that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from GAAP in several respects, causing differences in reported net income and shareholder's interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically granted by state insurance authorities. The Company, however, has no significant permitted accounting practices which vary from prescribed accounting practices or GAAP.

     Statutory net income for the years ended December 31, 1996, 1995 and 1994 was $65.4, $76.7 and $82.6, respectively. Statutory capital and surplus as of December 31, 1996 and 1995 was $411.2 and $356.9, respectively.

     The NAIC has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with:
(i) asset quality, (ii) insurance risk, (iii) interest rate risk, and (iv) other business factors. The RBC formula is designed as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of its operations, the Company monitors the level of its RBC and it exceeds the minimum required levels.

     The Company is restricted by Washington State as to the amount of dividends it may pay within a given calendar year to its parent without regulatory consent. That restriction is the greater of statutory net gain from operations for the previous year or 10% of the statutory surplus at the end of the year, subject to a maximum limit equal to statutory earned surplus. As of December 31, 1996, approximately $66.0 was available for dividend payments in 1997.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item omitted pursuant to General Instructions J(2) (c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS

             Independent Auditors' Reports

             Consolidated Balance Sheets as of December 31, 1996 and 1995

             Consolidated Statements of Income for the Years ended December 31, 1996, 1995 and 1994

             Consolidated Statements of Shareholder's Interest for the Years ended December 31, 1996, 1995 and 1994

             Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994

             Notes to Consolidated Financial Statements

          All schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

     (2) LISTING OF EXHIBITS

          EXHIBIT
            NO.                         DESCRIPTION                                           PAGE NO.
          -------   ---------------------------------------------------  ---------------------------------------------------

            1       Underwriting Agreement between Great Northern        Incorporated herein by reference to Exhibit (3)(i)
                      Insured Annuity Corporation and GNA Distributors,    to registration statement under the Securities
                      Inc.                                                 Act of 1933 of GNA Variable Investment Account,
                                                                           File No. 33-78810 filed May 11, 1994.

            3.1     Articles of Incorporation of Great Northern Insured  Incorporated herein by reference to Exhibit 3.1 to
                      Annuity Corporation.                                 registration statement under the Securities Act
                                                                           of 1933 of Great Northern Insured Annuity
                                                                           Corporation, File No. 33-62674 filed May 14,
                                                                           1993.

          EXHIBIT
            NO.                         DESCRIPTION                                           PAGE NO.
          -------   ---------------------------------------------------  ---------------------------------------------------
            3.2     By-laws of Great Northern Insured Annuity            Incorporated herein by reference to Exhibit 3.2 to
                      Corporation.                                         registration statement under the Securities Act
                                                                           of 1933 of Great Northern Insured Annuity
                                                                           Corporation, File No. 33-62674 filed May 14,
                                                                           1993.

            4.1     Specimen Group Deferred Variable Annuity and         Incorporated herein by reference to Exhibit (4)(i)
                      Modified Guaranteed Annuity Contract.                to registration statement on Form N-4 of GNA
                                                                           Variable Investment Account, File No. 33-78810
                                                                           filed September 15, 1994.

            4.2     Specimen Certificate under Group Deferred Variable   Incorporated herein by reference to Exhibit
                      Annuity and Modified Guaranteed Annuity Contract.    (4)(iii) to registration statement on Form N-4 of
                                                                           GNA Variable Investment Account, File No.
                                                                           33-78810 filed September 15, 1994.

            4.3     Endorsements to Contracts or Certificates under      Incorporated herein by reference to Exhibit (4)(ii)
                      Group Deferred Variable Annuity and Modified         to registration statement on Form N-4 of GNA
                      Guaranteed Annuity Contract.                         Variable Investment Account, File No. 33-78810
                                                                           filed May 11, 1994.

            4.4     Application for Group Deferred Variable Annuity and  Incorporated herein by reference to Exhibit (5)(i)
                      Modified Guaranteed Annuity Contract.                to registration statement on Form N-4 of GNA
                                                                           Variable Investment Account, File No. 33-78810
                                                                           filed May 11, 1994.

            4.5     Application for Certificate under Group Deferred     Incorporated herein by reference to Exhibit (5)(ii)
                      Variable Annuity and Modified Guaranteed Annuity     to registration statement on Form N-4 of GNA
                      Contract.                                            Variable Investment Account, File No. 33-78810
                                                                           filed May 11, 1994.

            4.6     Group Modified Guaranteed Annuity Contract.          Incorporated herein by reference to Exhibit 4.1 to
                                                                           Form S-1 on May 14, 1993.

            4.7     Addendum to Contract or Certificate for Modified     Incorporated herein by reference to Exhibit 4.2 to
                      Guaranteed Annuity.                                  Form S-1 on May 14, 1993.

            4.8     Certificate of Participation.                        Incorporated herein by reference to Exhibit 4.3 to
                                                                           Form S-1 on May 14, 1993.

            4.9     Addendum to Modified Guaranteed annuity Certificate  Incorporated herein by reference to Exhibit 4.4 to
                      for 403(b) Annuity.                                  Form S-1 on May 14, 1993.

            4.10    Addendum to Modified Guaranteed Annuity Certificate  Incorporated herein by reference to Exhibit 4.5 to
                      for Individual Retirement Annuity.                   Form S-1 on May 14, 1993.

           10.      Service Agreement between Great Northern Insured     Incorporated herein by reference to Exhibit (8) to
                      Annuity Corporation and Delaware Valley Financial    registration statement on Form N-4 of GNA
                      Services, Inc.                                       Variable Investment Account, File No. 33-78812
                                                                           filed September 15, 1994.

     (b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1996

          No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GREAT NORTHERN INSURED ANNUITY
                                         CORPORATION
                                                       Registrant

                        March 27, 1997             By /s/GEOFFREY S. STIFF
                        --------------                -------------------------------
                             DATE                      GEOFFREY S. STIFF, DIRECTOR, PRESIDENT
                                                           AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        March 27, 1997                               By /s/GEOFFREY S. STIFF
                        --------------                                  ------------------------------------------
                             DATE                                           GEOFFREY S. STIFF, DIRECTOR, PRESIDENT
                                                                                 AND CHIEF EXECUTIVE OFFICER

                        March 27, 1997                               By /s/STEPHEN P. JOYCE
                        --------------                                  ------------------------------------------
                             DATE                                                STEPHEN P. JOYCE, DIRECTOR,
                                                                                  AND SENIOR VICE PRESIDENT

                        March 27, 1997                               By /s/CHARLES A. KAMINSKI
                        --------------                                  ------------------------------------------
                             DATE                                               CHARLES A. KAMINSKI, DIRECTOR
                                                                                  AND SENIOR VICE PRESIDENT

                        March 27, 1997                               By /s/VICTOR C. MOSES
                        --------------                                  ------------------------------------------
                             DATE                                             VICTOR C. MOSES, DIRECTOR, SENIOR
                                                                               VICE PRESIDENT AND CHIEF ACTUARY

                        March 27, 1997                               By /s/KENNETH F. STARR
                        --------------                                  ------------------------------------------
                             DATE                                                 KENNETH F. STARR, DIRECTOR
                                                                                  AND SENIOR VICE PRESIDENT

                        March 27, 1997                               By /s/THOMAS W. CASEY
                        --------------                                  ------------------------------------------
                             DATE                                           THOMAS W. CASEY, VICE PRESIDENT, CHIEF
                                                                       FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

                        March 27, 1997                               By /s/STEPHEN N. DEVOS
                        --------------                                  ------------------------------------------
                             DATE                                            STEPHEN N. DEVOS, VICE PRESIDENT AND
                                                                          CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)