Form 10-Q
period 1997-03-31
GREAT NORTHERN INSURED ANNUITY CORP
filed 1997-05-15
CIK 904974

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
       ______________


                        Commission file number 33-62674

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                             91-1127115
-------------------------------------   ----------------------------------------
--------------------------------------  ----------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
          incorporation)

Two Union Square, Suite 5600
Seattle, Washington                                     98101
----------------------------------------------------------------
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


(Registrant's telephone number, including area code)            (206) 625-1755


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

                                TABLE OF CONTENTS

                                                                                                    Page

PART I        -   FINANCIAL INFORMATION

     Item     1.  Financial Statements..............................................................   3
     Item     2.  Management's Discussion and Analysis of Results of Operations.....................   8



PART II       -   OTHER INFORMATION

     Item     1.  Legal Proceedings.................................................................  10
     Item     2.  Changes in Securities.............................................................  10
     Item     3.  Defaults Upon Senior Securities...................................................  10
     Item     4.  Submission of Matters to a Vote of Security Holders...............................  10
     Item     5.  Other Information.................................................................  10
     Item     6.  Exhibits and Reports on Form 8-K..................................................  10



SIGNATURES                                                                                            11

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                                 Balance Sheets

                          (Dollar amounts in millions)


                                                                                 March 31,            December 31,
                                                                                    1997                 1996
                                                                              -----------------     --------------
                                                                                  (Unaudited)
                                  Assets

Investments:
     Fixed maturities                                                           $   5,018.8            $   5,270.1
     Mortgage loans, net                                                            1,133.3                1,159.7
     Short-term investments                                                             8.9                    3.9
     Other invested assets                                                            165.6                  165.0
                                                                                   ------------        -----------

                      Total investments                                             6,326.6                6,598.7

Cash                                                                                    2.3                    2.3
Accrued investment income                                                             110.9                  112.2
Deferred acquisition costs                                                            158.6                  129.6
Intangible assets                                                                     206.4                  181.0
Deferred income tax benefit                                                            33.4                   19.1
Other assets                                                                          239.5                   44.4
Separate account assets                                                                35.4                   32.7
                                                                                   ------------           -----------

                      Total assets                                              $   7,113.1            $   7,120.0
                                                                                   ============           ===========

                      Liabilities and Shareholder's
                                Interest

Liabilities:
     Future annuity and contract benefits                                       $   6,162.1            $   6,171.9
     Other policyholder liabilities                                                    41.2                   48.1
     Accounts payable and accrued expenses                                            191.3                  177.4
     Separate account liabilities                                                      35.4                   32.7
                                                                                   ------------           -----------

                      Total liabilities                                             6,430.0                6,430.1
                                                                                   ------------           -----------

Shareholder's interest:
     Common stock                                                                       2.5                    2.5
     Additional paid-in capital                                                       542.0                  542.0
     Net unrealized investment gains (losses)                                         (17.4)                   7.0
     Retained earnings                                                                156.0                  138.4
                                                                                   ------------           -----------

                      Total shareholder's interest                                    683.1                  689.9
                                                                                   ------------           -----------


                      Total liabilities and shareholder's interest              $   7,113.1               $7,120.0
                                                                                   ============           ===========

See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                   Statements of Income and Retained Earnings

                                   (Unaudited)

                          (Dollar amounts in millions)

                                                                                          Three months ended
                                                                                               March 31
                                                                                        ----------------------
                                                                                            1997       1996
                                                                                        ----------   ---------
Revenues:
     Net investment income                                                              $    119.9    $ 113.4
     Net realized investment gains (losses)                                                    8.4        1.5
     Premiums                                                                                 28.4       40.8
     Surrender fee and other income                                                            2.4        1.9
                                                                                           ---------  ---------

              Total revenues                                                                 159.1      157.6
                                                                                           ---------  ---------

Benefits and expenses:
     Interest credited                                                                        74.5       73.4
     Change in policy reserves                                                                29.1       41.8
     Annuity and surrender benefits                                                            8.7        6.0
     Commissions                                                                               4.9        4.6
     General expenses                                                                          9.7       10.4
     Amortization of intangibles, net                                                          9.1       11.4
     Increase in deferred acquisition costs, net                                              (3.4)      (3.0)
                                                                                           ---------  ---------

              Total benefits and expenses                                                    132.6      144.6
                                                                                           ---------  ---------


              Income before income taxes                                                      26.5       13.0

Provision for income taxes                                                                     8.9        4.2
                                                                                           ---------  ---------

              Net income                                                                      17.6        8.8

Retained earnings at beginning of period                                                     138.4       87.3
                                                                                           ---------  ---------

Retained earnings at end of period                                                      $    156.0    $   96.1
                                                                                           =========  =========

See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)

                          (Dollar amounts in millions)



                                                                                           Three months ended
                                                                                                March 31
                                                                                        -----------------------
                                                                                            1997         1996
                                                                                       -----------    ---------
Cash flows from operating activities:
     Net income                                                                        $     17.6        8.8
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           Equity in undistributed earnings of subsidiary                                    (1.9)      (1.8)
           Increase in future policy benefits                                               103.6      115.2
           Net realized investment (gains) losses                                            (8.4)      (1.5)
           Amortization of investment premiums and discounts                                  4.3        8.7
           Amortization of intangibles, net                                                   9.1       11.4
           Change in certain assets and liabilities:
               Decrease (increase) in:
                  Accrued investment income                                                   1.3       (9.7)
                  Deferred acquisition costs                                                 (3.4)      (3.0)
                  Other assets                                                              (12.0)       (.8)
               Increase (decrease) in:
                  Other policyholder liabilities                                             (6.9)      19.4
                  Accounts payable and accrued expenses                                      13.9        (.9)
                  Deferred income tax benefit                                                (3.1)      (2.9)
                                                                                          ---------  ---------

                  Total adjustments                                                          96.5      134.1
                                                                                          ---------  ---------

                  Net cash provided by (used in) operating activities                       114.1      142.9
                                                                                          ---------  ---------

Cash flows from investing activities:
     Proceeds from investments in fixed maturities and real estate                          201.3      162.5
     Principal collected on mortgage and policy loans                                        48.4       31.3
     Purchases of fixed maturities                                                         (223.0)    (204.3)
     Mortgage loan originations                                                             (22.3)      (4.9)
                                                                                          ---------  ---------

                  Net cash provided by (used in) investing activities                         4.4      (15.4)
                                                                                          ---------  ---------

Cash flows from financing activities:
     Proceeds from issue of investment contracts                                             80.1       58.8
     Redemption and benefit payments on investment contracts                               (193.6)    (205.7)
                                                                                          ---------  ---------

                  Net cash used in financing activities                                    (113.5)    (146.9)
                                                                                          ---------  ---------


                  Net increase (decrease) in cash and cash equivalents                        5.0      (19.4)

Cash and cash equivalents at beginning of period                                              6.2       30.0
                                                                                          --------   ---------

Cash and cash equivalents at end of period                                             $     11.2    $  10.6
                                                                                          ========   =========


See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                         Notes to Financial Statements

                                 March 31, 1997

                                   (Unaudited)



(1)     Basis of Presentation

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

       Effective July 14, 1993, GE Capital acquired 100% of the issued and outstanding capital stock of United Pacific Life Insurance Company (United Pacific Life). GE Capital transferred controlling ownership of United Pacific Life to GNA. Subsequently, United Pacific Life's name was changed to General Electric Capital Assurance Company (GE Capital Assurance).

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

       The accompanying financial statements include the accounts of GNA, as well as its 48% investment in GE Capital Life Assurance Company of New York (GE Capital Life of New York), accounted for under the equity method.

       The quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

(2)    Commitment and Contingencies

       As of March 31, 1997 and December 31, 1996, the Company was committed to fund $16.6 million and $27.7 million, respectively, in mortgage loans.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                   Notes to Financial Statements (Continued)

                                 March 31, 1997

                                   (Unaudited)


       There is no material pending litigation to which the Company is a party or of which any of the Company's property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Company of which management has any knowledge.


(3)    New Accounting Standard

       The Company has adopted Statement of Financial Accounting Standards
       (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Among other things, the new statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, based on control of the transferred assets. SFAS No. 125 is effective for all transfers of financial assets occurring after December 31, 1996. The adoption of this standard did not have an effect on the financial position or results of operations of the Company.

Item 2.  Management's Discussion and Analysis of Results of Operations

RESULTS OF OPERATIONS

GNA's results of operations for the three months ended March 31, 1997 and 1996 include the accounts of GNA, as well as its investment in GE Capital Life of New York, accounted for under the equity method.

Net investment income increased $6.5 million to $119.9 million during the first three months of 1997 compared to 1996. This increase is attributable to purchase of higher yield securities, dividends from other invested assets and an increase in average investments during the period.

Net realized investment gains/losses - Net realized investment gains were $8.4 million during the first three months of 1997, compared to a $1.5 million gain during the same period in 1996. This increase is related to the Company's asset/liability risk management and varies with market and economic conditions.

Premiums decreased $12.4 million to $28.4 million during the first three months of 1997. This decrease is due to lower sales of life contingent structured settlement product primarily related to a shift in marketing focus to GE Capital Assurance products.

Interest credited on policyholder deposits increased $1.1 million to $74.5 million for the first three months of 1997 due to an increase in interest crediting rates.

Change in policy reserves decreased $12.7 million to $29.1 million during the first three months of 1997. Policy reserves decreased largely due to a reduction in sales of life contingent structured settlement product.

Annuity and surrender benefits increased $2.7 million to $8.7 million primarily due to benefit payments on life contingent structured settlement product.

Commissions increased $0.3 million to $4.9 million. This increase is due to a higher percent of annuity sales that have a higher commission rate than structured settlements.

General expenses decreased $.7 million to $9.7 million for the first three months of 1997. Decrease is due to the Company's continuing cost reduction strategy.

Amortization of intangibles (net) decreased $2.3 million to $9.1 million. The Company established goodwill and present value of future profits assets in connection with the GNA and GE Capital Assurance acquisitions. The decrease is primarily related to lower PVFP amortization for the period ended March 31, 1997.

Increase in deferred acquisition costs increased $0.4 million primarily as a result of higher commissions.

INVESTMENTS

Fixed Maturities. The Company's fixed maturities must be invested in accordance with requirements of applicable state laws and regulations regarding the nature and quality of investments that may be made by life insurance companies and the percentage of assets that may be held in certain types of investments. At March 31, 1997, approximately 64.6% of fixed maturity investments were in corporate issues and US Treasury notes and another 35.4% in securities backed by residential mortgages. Approximately 79.2% of the fixed maturities portfolio

(excluding mortgage backed securities) is expected to mature within 10 years. Approximately 38.2%, 24.3%, and 16.1% of the portfolio were concentrated in the government, manufacturing, and financial industries, respectively. As of March 31, 1997, 0.6% of the Company's diversified portfolio was rated below investment grade and no bonds were in default as to interest and principal.

All of the Company's fixed maturities were designated as available-for-sale at March 31, 1997 and December 31, 1996. Unrealized gains and losses, net of the effects of present value of future profits, deferred acquisition costs, deferred taxes and investment in GE Capital Life of New York have been included in shareholder's interest as of March 31, 1997. Shareholder's interest included net unrealized losses of $17.4 million and net unrealized gains of $7.0 million at March 31, 1997 and December 31, 1996, respectively, a difference primarily due to a decrease in the fair value of fixed maturities, principally resulting from higher interest rates.

Mortgage Loans. At March 31, 1997, the mortgage loan portfolio consisted of 1,010 first mortgage loans on commercial real estate properties. The loans, which were originated through a network of mortgage bankers, were made only on completed leased properties and have a maximum loan-to-value-ratio of 75% at the date of origination. The Company does not engage in construction lending or land loans.

The Company originated $13.4 of mortgages secured by real estate in California, which represents 60.0% of total originations for the period ended March 31, 1997. At March 31, 1997, the Company held $436.1 in mortgages secured by real estate in California; this is 37.2% of the total mortgage portfolio as of March 31, 1997.

"Impaired loans" are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to terms of the original contractual terms of the loan agreement. That definition excludes, among other things, leases, or large groups of smaller-balance homogeneous loans, and therefore applies principally to GNA's commercial loans.

At March 31, 1997, impaired loans amounted to $9.0. The carrying amount has been reduced previously through charge-offs or deferral of income recognition and does not require an allowance for losses. Average investment during 1997 is $14.1 and interest income earned on these loans while they were considered impaired was $.1.

Real Estate Owned. All real estate holdings are a result of mortgage loan foreclosure. Properties are currently reported at the lower of cost or fair value less estimated cost to sell. At March 31, 1997, the Company holds 3 properties, valued at $1.4 million, for which management intends to market in an orderly fashion to maximize their value.

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

                                        GREAT NORTHERN INSURED ANNUITY CORPORATION
                                         (Registrant)



       5/14/97                                /s/ Thomas W. Casey
_____________________                   By  _____________________________________________________
         Date                            Thomas W. Casey, Vice President, Chief Financial Officer
                                                 (Principal Financial Officer)



        5/14/97                              /s/ Stephen N. DeVos
_____________________                   By  _____________________________________________
         Date                            Stephen N. DeVos, Vice President and Controller
                                                     (Principal Accounting Officer)
