Form 10-Q
period 1997-06-30
GREAT NORTHERN INSURED ANNUITY CORP
filed 1997-08-14
CIK 904974

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1997

[  ]   Transition  report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period
       from ____________ to    ______________


Commission file number 33-62674

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                                   91-1127115
--------------------------------------  ---------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
          incorporation)

Two Union Square, Suite 5600
Seattle, Washington                                             98101
----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


(Registrant's telephone number, including area code)            (206) 625-1755


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





                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                                 Balance Sheets



                          (Dollar amounts in millions)

----------------------------------------------------------------------------------------------------------------------

                                                                                  June 30,             December 31,
                                                                                    1997                   1996
----------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
                                  Assets

Investments:
     Fixed maturities                                                           $   5,255.9            $   5,270.1
     Mortgage loans, net                                                            1,130.7                1,159.7
     Short-term investments                                                             8.5                    3.9
     Other invested assets                                                            175.5                  165.0
                                                                                   ----------------------------------

                      Total investments                                             6,570.6                6,598.7


Cash                                                                                   10.0                    2.3
Accrued investment income                                                             113.3                  112.2
Deferred acquisition costs                                                            136.1                  129.6
Intangible assets                                                                     163.8                  181.0
Deferred income tax benefit                                                            24.1                   19.1
Other assets                                                                           70.8                   44.4
Separate account assets                                                                37.9                   32.7
                                                                                   ==================================

                      Total assets                                              $   7,126.6            $   7,120.0
                                                                                   ==================================

                      Liabilities and Shareholder's
                                Interest

Liabilities:
     Future annuity and contract benefits                                       $   6,130.0            $   6,171.9
     Other policyholder liabilities                                                    24.9                   48.1
     Accounts payable and accrued expenses                                            212.1                  177.4
     Separate account liabilities                                                      37.9                   32.7
                                                                                   ----------------------------------

                      Total liabilities                                             6,404.9                6,430.1
                                                                                   ----------------------------------

Shareholder's interest:
     Common stock                                                                       2.5                    2.5
     Additional paid-in capital                                                       542.0                  542.0
     Net unrealized investment gains                                                    7.5                    7.0
     Retained earnings                                                                169.7                  138.4
                                                                                   ----------------------------------

                      Total shareholder's interest                                    721.7                  689.9
                                                                                   ----------------------------------
                      Total liabilities and shareholder's interest                $ 7,126.6            $   7,120.0
                                                                                   ==================================


See accompanying notes to financial statements.

                  GREAT NORTHERN INSURED ANNUITY CORPORATION

                   Statements of Income and Retained Earnings

                                   (Unaudited)

                          (Dollar amounts in millions)


======================================================================================================================

                                                                For the three months                For the six
                                                                        ended                      months ended
                                                                       June 30                        June 30
                                                                   1997          1996           1997            1996
----------------------------------------------------------------------------------------------------------------------
Revenues:
     Net investment income                                   $    119.1    $    113.2      $    239.0       $    226.5
     Net realized investment gains (losses)                        (1.8)           .6             6.6              2.1
     Premiums                                                      22.3          43.1            50.7             83.9
     Surrender fee and other income                                 2.2           2.1             4.6              4.0
                                                                ------------------------------------------------------

              Total revenues                                      141.8         159.0           300.9            316.5
                                                                ------------------------------------------------------

Benefits and expenses:
     Interest credited                                             73.0          72.6           147.5            146.0
     Increase in policy reserves                                   21.1          43.7            50.2             85.5
     Annuity and policy benefits                                    9.8           6.8            18.6             12.8
     Commissions                                                    6.0           6.8            10.9             11.4
     General expenses                                               8.2           9.9            17.9             20.3
     Amortization of intangibles, net                               7.6           9.9            16.7             21.3
     Increase in deferred acquisition costs, net                   (4.3)         (7.3)           (7.8)           (10.3)
                                                                ------------------------------------------------------

              Total benefits and expenses                         121.4         142.4           254.0            287.0
                                                                ------------------------------------------------------

              Income before income taxes                           20.4          16.6            46.9             29.5

Provision for income taxes                                          6.7           5.6            15.6              9.7
                                                                ------------------------------------------------------

              Net income                                           13.7          11.0            31.3             19.8

Retained earnings at beginning of period                          156.0          96.1           138.4             87.3
======================================================================================================================

Retained earnings at end of period                           $    169.7    $    107.1      $    169.7       $    107.1
======================================================================================================================


See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)

                          (Dollar amounts in millions)

======================================================================================================================

                                                                                             Six months ended
                                                                                                  June 30
                                                                                          1997                1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                    $        31.3       $       19.8
     Adjustments to reconcile net income to net cash provided by operating activities:
           Equity in undistributed earnings of subsidiary                                   (3.9)              (3.1)
           Increase in future policy benefits                                              197.7              231.5
           Net realized investment gains                                                    (6.6)              (2.1)
           Amortization of investment premiums and discounts                                 8.0               16.0
           Amortization of intangibles, net                                                 16.7               21.3
           Deferred income tax (benefit) expense                                            (5.3)              (5.6)
           Change in certain assets and liabilities:
               Decrease (increase) in:
                  Accrued investment income                                                 (1.1)             (23.5)
                  Deferred acquisition costs                                                (7.8)             (10.3)
                  Other assets                                                             (26.4)             (25.6)
               Increase (decrease) in:
                  Other policyholder liabilities                                           (23.2)              42.1
                  Accounts payable and accrued expenses                                     34.7               45.2
                                                                                      --------------------------------

                  Total adjustments                                                        182.8              285.9
                                                                                      --------------------------------

                  Net cash provided by operating activities                                214.1              305.7
                                                                                      --------------------------------

Cash flows from investing activities:
     Proceeds from investments in fixed maturities and real estate                         559.2              364.3
     Principal collected on mortgage and policy loans                                       81.5               76.1
     Purchases of fixed maturities                                                        (549.6)            (455.4)
     Mortgage loan originations                                                            (53.3)             (21.3)
                                                                                      --------------------------------

                  Net cash used in investing activities                                     37.8              (36.3)
                                                                                      --------------------------------

Cash flows from financing activities:
     Proceeds from issue of investment contracts                                           179.6              171.8
     Redemption and benefit payments on investment contracts                              (419.2)            (412.7)
                                                                                      --------------------------------

                  Net cash used in financing activities                                   (239.6)            (240.9)
                                                                                      --------------------------------

                  Net increase in cash and cash equivalents                                 12.3               28.5

Cash and cash equivalents at beginning of period                                             6.2               30.0
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $        18.5       $       58.5
======================================================================================================================



See accompanying notes to financial statements.

                  GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                                  June 30, 1997

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

       Pursuant to a Stock Purchase Agreement dated January 5, 1993, by and between Weyerhaeuser and General Electric Capital Corporation (GE Capital), 100% of the outstanding capital stock of GNA Corporation was sold to GE Capital effective April 1, 1993. The Company was a 100% owned subsidiary of GNA Corporation at the date of acquisition.

       Effective July 14, 1993, GE Capital acquired 100% of the issued and outstanding capital stock of United Pacific Life Insurance Company (United Pacific Life). GE Capital transferred controlling ownership of United Pacific Life to GNA. Subsequently, United Pacific Life's name was changed to General Electric Capital Assurance Company (GE Capital Assurance).

       Effective October 1, 1995, GNA was party to a reorganization involving GNA Corporation and certain of its life insurance company subsidiaries. As part of the reorganization, GNA became a wholly-owned subsidiary of GE Capital Assurance, and GE Capital Assurance became a wholly- owned subsidiary of GNA Corporation. Previously, all of GE Capital Assurance's voting common stock was owned by GNA. The reorganization allows all life insurance company subsidiaries of GNA Corporation to file a consolidated federal tax return.

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

(2)    Commitment and Contingencies

      As of June 30, 1997 and December 31, 1996, the Company was committed to fund $100.2 million and $27.7 million, respectively, in mortgage loans.

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

Item 2.  Management's Discussion and Analysis of Results of Operations

RESULTS OF OPERATIONS

GNA's results of operations for the six months ended June 30, 1997 and 1996 include the accounts of GNA, as well as its investment in GE Capital Life of New York, accounted for under the equity method.

Net investment income increased $12.5 million to $239.0 million during the first six months of 1997 compared to 1996. This increase is primarily attributable to purchase of higher yield securities, dividends from other invested assets and an increase in average investments during the period.

Net realized investment gains/losses - Net realized investment gains were $6.6 million during the first six months of 1997, compared to a $2.1 million gain during the same period in 1996. This increase is related to the Company's asset/liability risk management and varies with market and economic conditions.

Premiums decreased $33.2 million to $50.7 million during the first six months of 1997. This decrease is due to lower sales of life contingent structured settlement product primarily related to a shift in marketing focus to GE Capital Assurance products.

Interest credited on policyholder deposits increased $1.5 million to $147.5 million for the first six months of 1997 due to an increase in interest crediting rates.

Change in policy reserves decreased $35.3 million to $50.2 million during the first six months of 1997. Policy reserves decreased largely due to a reduction in sales of life contingent structured settlement product and reserve reduction associated with the payout of benefits.

Annuity and surrender benefits increased $5.8 million to $18.6 million primarily due to benefit payments on life contingent structured settlement product.

Commissions decreased $0.5 million to $10.9 million. This slight decrease is due to normal sales volume fluctuations.

General expenses decreased $2.4 million to $17.9 million for the first six months of 1997. Decrease is due to the Company's continuing cost reduction strategy.

Amortization of intangibles (net) decreased $4.6 million to $16.7 million. The Company established goodwill and present value of future profits assets in connection with GNA's acquisition. The decrease is primarily related to lower PVFP amortization for the period ended June 30, 1997.

Increase in deferred acquisition costs decreased $2.5 million as a result of lower non-commission acquisition costs.

INVESTMENTS

Fixed Maturities. The Company's fixed maturities must be invested in accordance with requirements of applicable state laws and regulations regarding the nature and quality of investments that may be made by life insurance companies and the percentage of assets that may be held in certain types of investments. At June 30, 1997, approximately 60.3% of fixed maturity investments were in corporate issues and US Treasury notes and another 35.8% in securities backed by residential mortgages. Approximately 78.7% of the fixed maturities portfolio (excluding mortgage backed securities) is expected to mature within 10 years. Approximately 38.2%, 24.0%, and 17.2% of the portfolio were concentrated in the government, manufacturing, and financial industries, respectively. As of June 30, 1997, 0.7% of the Company's diversified portfolio was rated below investment grade and no bonds were in default as to interest or principal.

Item 2.  Management's Discussion and Analysis of Results of Operations
(Continued)

All of the Company's fixed maturities were designated as available-for-sale at June 30, 1997 and December 31, 1996. Unrealized gains and losses, net of the effects on present value of future profits, deferred acquisition costs, deferred taxes and investment in GE Capital Life of New York have been included in shareholder's interest as of June 30, 1997. Shareholder's interest included net unrealized gains of $7.5 and $7.0 million at June 30, 1997 and December 31, 1996, respectively, a difference primarily due to an increase in the fair value of fixed maturities, principally resulting from lower market interest rates.

Mortgage Loans. At June 30, 1997, the mortgage loan portfolio consisted of 990 first mortgage loans on commercial real estate properties. The loans, which were originated through a network of mortgage bankers, were made only on completed leased properties and have a maximum loan-to-value-ratio of 75% at the date of origination. The Company does not engage in construction lending or land loans.

The Company originated $20.2 of mortgages secured by real estate in California, which represents 38.2% of total originations for the period ended June 30, 1997. At June 30, 1997, the Company held $426.5 in mortgages secured by real estate in California; this is 36.0% of the total mortgage portfolio as of June 30, 1997.

"Impaired loans" are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to terms of the original contractual terms of the loan agreement. That definition excludes, among other things, leases, or large groups of smaller-balance homogeneous loans, and therefore applies principally to GNA's mortgage loans.

At June 30, 1997, impaired loans amounted to $8.1. The carrying amount has been reduced previously through charge-offs or deferral of income recognition and does not require an allowance for losses. Average investment during 1997 is $12.3 and interest income earned on these loans while they were considered impaired was $0.5.

Real Estate Owned. All real estate holdings are a result of mortgage loan foreclosure. Properties are currently reported at the lower of cost or fair value less estimated cost to sell. At June 30, 1997, the Company holds five properties, valued at $2.4 million, for which management intends to market in an orderly fashion to maximize their value.

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


                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                  (Registrant)





                      By
    -----------------           -----------------------------------------------------------
         Date                     Thomas W. Casey, Vice President, Chief Financial Officer
                                                (Principal Financial Officer)




                      By
    -----------------           -----------------------------------------------------------
         Date                          Stephen N. DeVos, Vice President and Controller
                                               (Principal Accounting Officer)
