Form 10-Q
period 1997-09-30
GREAT NORTHERN INSURED ANNUITY CORP
filed 1997-11-14
CIK 904974

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1997

[  ]   Transition  report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ____________ to ______________


Commission file number 33-62674

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                                 91-1127115
----------------------------------------    ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
          incorporation)

Two Union Square, Suite 5600
Seattle, Washington                                                        98101
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


(Registrant's telephone number, including area code)              (206) 625-1755


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

                                TABLE OF CONTENTS




                                                                            Page


PART I        -   FINANCIAL INFORMATION

 Item     1.  Financial Statements..............................             3
 Item     2.  Management's Discussion and Analysis of Results
                of Operations...................................             8



PART II       -   OTHER INFORMATION

     Item     1.  Legal Proceedings...................................      10
     Item     2.  Changes in Securities...............................      10
     Item     3.  Defaults Upon Senior Securities.....................      10
     Item     4.  Submission of Matters to a Vote of Security Holders.      10
     Item     5.  Other Information...................................      10
     Item     6.  Exhibits and Reports on Form 8-K....................      10



SIGNATURES                                                                  11

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
                                 Balance Sheets

                          (Dollar amounts in millions)


------------------------------------------------------------------------------------------------

                                                                  September 30,      December 31,
                                                                      1997               1996
-------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
                                  Assets

Investments:
     Fixed maturities available-for-sale, at fair value        $   5,267.6            $   5,270.1
     Mortgage loans, net of valuation allowance of $36.5
         and $36.0 at September 30, 1997 and December 31,          1,147.6                1,159.7
         1996, respectively
     Short-term investments                                            8.1                    3.9
     Other invested assets                                           183.5                  165.0
                                                                  ----------------------------------

                      Total investments                            6,606.8                6,598.7

Cash                                                                   1.8                    2.3
Accrued investment income                                            114.1                  112.2
Deferred acquisition costs                                           116.5                  129.6
Intangible assets                                                    127.7                  181.0
Deferred income tax benefit                                           13.1                   19.1
Other assets                                                          63.8                   44.4
Separate account assets                                               39.2                   32.7
                                                                  ----------------------------------

                      Total assets                             $   7,083.0            $   7,120.0
                                                                  ----------------------------------

                      Liabilities and Shareholder's
                                Interest

Liabilities:
     Future annuity and contract benefits                      $   6,080.3            $   6,171.9
     Other policyholder liabilities                                   17.1                   48.1
     Accounts payable and accrued expenses                           179.8                  177.4
     Separate account liabilities                                     39.2                   32.7
                                                                  ----------------------------------

                      Total liabilities                            6,316.4                6,430.1
                                                                  ----------------------------------

Shareholder's interest:
     Common stock                                                      2.5                    2.5
     Additional paid-in capital                                      542.0                  542.0
     Net unrealized investment gains                                  36.8                    7.0
     Retained earnings                                               185.3                  138.4
                                                                  ----------------------------------

            Total shareholder's interest                             766.6                  689.9

----------------------------------------------------------------------------------------------------

            Total liabilities and shareholder's interest        $  7,083.0            $   7,120.0
----------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                   Statements of Income and Retained Earnings

                                   (Unaudited)

                          (Dollar amounts in millions)


----------------------------------------------------------------------------------------------------------------------

                                                                For the three months               For the nine
                                                                        ended                      months ended
                                                                    September 30                   September 30
                                                                   1997          1996           1997            1996
----------------------------------------------------------------------------------------------------------------------

Revenues:
     Net investment income                                   $    117.8    $    118.0      $    356.8       $    344.5
     Net realized investment gains (losses)                         (.1)           .3             6.5              2.4
     Premiums                                                       7.2          67.3            57.9            151.2
     Policy fees and other income                                   1.7           1.8             6.4              5.9
                                                                ------------------------------------------------------

              Total revenues                                      126.6         187.4           427.6            504.0
                                                                ------------------------------------------------------

Benefits and expenses:
     Interest credited                                             73.3          75.2           220.8            221.2
     Benefits and other changes in policy reserves                 16.4          77.4            85.1            175.7
     Commissions                                                    2.5           9.0            13.3             20.4
     General expenses                                               5.2           7.1            23.4             27.4
     Amortization of intangibles, net                               8.5           4.6            25.2             25.9
     Change in deferred acquisition costs, net                     (2.3)        (10.4)          (10.1)           (20.6)

                                                                ------------------------------------------------------

              Total benefits and expenses                         103.6         162.9           357.7            450.0
                                                                ------------------------------------------------------

              Income before income taxes and minority
                  interest                                         23.0          24.5            69.9             54.0

Provision for income taxes                                          7.4           8.1            23.0             17.8
                                                                ------------------------------------------------------

              Net income                                           15.6          16.4            46.9             36.2

Retained earnings at beginning of period                          169.7         107.1           138.4             87.3
----------------------------------------------------------------------------------------------------------------------

Retained earnings at end of period                           $    185.3    $    123.5      $    185.3       $    123.5
----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)

                          (Dollar amounts in millions)


--------------------------------------------------------------------------------- --- --------------------------------

                                                                                             Nine months ended
                                                                                               September 30
                                                                                        ------------------------------
                                                                                         1997                  1996
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                                                      $     46.9         $       36.2
                                                                                        ------------------------------
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
           Equity in undistributed earnings of subsidiary                                  (6.2)                (5.4)
           Increase in future policy benefits                                             279.5                376.2
           Net realized investment gains                                                   (6.5)                (2.4)
           Amortization of investment premiums and discounts                               10.3                 22.3
           Amortization of intangibles, net                                                25.2                 25.9
            Deferred income tax benefit                                                    (8.3)                (6.7)
           Change in certain assets and liabilities:
               Decrease (increase) in:
                  Accrued investment income                                                (1.9)               (27.2)
                  Deferred acquisition costs                                              (10.1)               (20.6)
                  Other assets                                                           (247.9)               (11.1)
               Increase (decrease) in:
                  Other policy-related balances                                           (31.0)                12.7
                  Accounts payable and accrued expenses                                   230.9                 14.0
                                                                                        ------------------------------

                  Total adjustments                                                       234.0                377.7
                                                                                        ------------------------------

                  Net cash provided by operating activities                               280.9                413.9
                                                                                        ------------------------------

Cash flows from investing activities:
     Proceeds from investments in fixed maturities and real estate                        849.9                650.1
     Principal collected on mortgage and policy loans                                     122.3                122.4
     Purchases of fixed maturities                                                       (766.8)              (855.0)
     Mortgage loan originations                                                          (111.5)               (23.0)
                                                                                        ------------------------------

                  Net cash used in investing activities                                    93.9               (105.5)
                                                                                        ------------------------------

Cash flows from financing activities:
     Proceeds from issue of investment contracts                                          230.2                307.4
     Redemption and benefit payments on investment contracts                             (601.4)              (594.4)
                                                                                        ------------------------------

                  Net cash used in financing activities                                  (371.2)              (287.0)
                                                                                        ------------------------------

                  Net increase in cash and cash equivalents                                 3.7                 21.4

Cash and cash equivalents at beginning of period                                            6.2                 30.0
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $      9.9         $       51.4
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                               September 30, 1997

                                   (Unaudited)

-=------------------------------------------------------------------------------


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

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                               September 30, 1997

                                   (Unaudited)

-=------------------------------------------------------------------------------


(2)    Commitment and Contingencies

       As of September 30, 1997 and December 31, 1996, the Company was committed to fund $143.7 million and $27.7 million, respectively, in mortgage loans.

       There is no material pending litigation to which the Company is a party or of which any of the Company's property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Company of which management has any knowledge.

(3)    New Accounting Standards

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting
     for Transfers  and  Servicing  of  Financial  Assets  and   Extinguishment
     of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers to financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is required to be adopted by the Company in 1997, except for certain sections which were deferred in accordance with SFAS 127. The adoption of the applicable provisions of SFAS No. 125 in 1997 did not have a material impact on the Company's financial statements and management of the Company does not except that adoption of the remaining provisions of SFAS No. 125 will have a material impact on the Company's 1998 financial position, results of operations, or liquidity.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in equity from nonowner sources; investments by and distributions to owners are excluded. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will include this new reporting information in its 1998 consolidated financial statements as required.

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of
     an Enterprise  and  Related  Information.   SFAS  No.  131  is  effective
     for disclosures about segments of an enterprise and related information for periods beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not yet determined the impact, if any, of this Statement on the Company's future disclosures.

     The American Institute of Certified Public Accountants has released an exposure draft of a new Statement of Position (SOP), Accounting by Insurance and Other Enterprises for Guaranty-Fund and Certain Other Insurance-Related Assessments. This SOP provides guidance on accounting by insurance and other enterprises to recognize a liability for assessments when (a) an assessment has been asserted or information available prior to issuance of the financial statements indicates it is probable that an assessment will be asserted, (b) the underlying cause of the asserted or probable assessment has occurred on or before the date of the financial statements, and (c) the amount of the loss can be reasonably estimated. This SOP is expected to be effective for financial statements for fiscal years beginning after December 15, 1997 and will be reported in a manner similiar to a cumulative effect of a change in accounting principle in the initial year of adoption. Management of the Company does not expect that this SOP will have a material impact on the Company's financial position, results of operations, or liquidity.

Item 2.  Management's Discussion and Analysis of Results of Operations

RESULTS OF OPERATIONS

GNA's results of operations for the nine months ended September 30, 1997 and 1996 include the accounts of GNA, as well as its investment in GE Capital Life of New York, accounted for under the equity method.

Net investment income increased $12.3 million to $356.8 million during the first nine months of 1997 compared to 1996. This increase is primarily attributable to purchase of higher yield securities, dividends from other invested assets and an increase in average investments during the period.

Net realized investment gains/losses - Net realized investment gains were $6.5 million during the first nine months of 1997, compared to a $2.4 million gain during the same period in 1996. This increase is related to the Company's asset/liability risk management and varies with market and economic conditions.

Premiums decreased $93.3 million to $57.9 million during the first nine months of 1997. This decrease is due to lower sales of life contingent structured settlement product primarily related to a shift in marketing focus to GE Capital Assurance products.

Interest credited on policyholder deposits decreased $0.4 million to $220.8 million for the first nine months of 1997 due to lower future annuity and contract benefit liabilities during 1997.

Change in policy reserves decreased $96.3 million to $58.7 million during the first nine months of 1997. Change in policy reserves decreased largely due to a reduction in sales of life contingent structured settlement product and reserve reduction associated with the payout of benefits.

Annuity and surrender benefits increased $5.7 million to $26.4 million primarily due to benefit payments on life contingent structured settlement product.

Commissions decreased $7.1 million to $13.3 million. This decrease is due to continued shift in marketing focus to GE Capital Assurance products.

General expenses decreased $4.0 million to $23.4 million for the first nine months of 1997. Decrease is due to the Company's continuing cost reduction strategy and continued shift in marketing focus to GE Capital Assurance products.

Amortization of intangibles (net) decreased $.7 million to $25.2 million. The Company established goodwill and present value of future profits (PVFP) assets in connection with GNA's acquisition. The decrease is primarily related to lower PVFP amortization for the period ended September 30, 1997.

Increase in deferred acquisition costs decreased $10.5 million primarily as a result of lower commissions.

Item 2.       Management's Discussion and Analysis of Results of Operations
              (continued)

INVESTMENTS

Fixed Maturities. The Company's fixed maturities must be invested in accordance with requirements of applicable state laws and regulations regarding the nature and quality of investments that may be made by life insurance companies and the percentage of assets that may be held in certain types of investments. At September 30, 1997, approximately 60.0% of fixed maturity investments were in corporate issues and US Treasury notes and another 36.4% in securities backed by residential mortgages. Approximately 78.0% of the fixed maturities portfolio (excluding mortgage backed securities) is expected to mature within 10 years. Approximately 38.9%, 24.7%, and 16.2% of the portfolio were concentrated in the government, manufacturing, and financial industries, respectively. As of September 30, 1997, .7% of the Company's diversified portfolio was rated below investment grade and no bonds were in default as to interest or principal.

All of the Company's fixed maturities were designated as available-for-sale at September 30, 1997 and December 31, 1996. Unrealized gains and losses, net of the effects on present value of future profits, deferred acquisition costs, deferred taxes and investment in GE Capital Life of New York have been included in shareholder's interest as of September 30, 1997. Shareholder's interest included net unrealized gains of $36.8 and $7.0 million at September 30, 1997 and December 31, 1996, respectively, a difference primarily due to an increase in the fair value of fixed maturities, principally resulting from lower market interest rates.

Mortgage Loans. At September 30, 1997, the mortgage loan portfolio consisted of 981 first mortgage loans on commercial real estate properties. The loans, which were originated through a network of mortgage bankers, were made only on completed leased properties and have a maximum loan-to-value-ratio of 75% at the date of origination. The Company does not engage in construction lending or land loans.

The Company originated $44.2 of mortgages secured by real estate in California, which represents 39.7% of total originations for the period ended September 30, 1997. At September 30, 1997, the Company held $432.8 in mortgages secured by real estate in California; this is 36% of the total mortgage portfolio as of September 30, 1997.

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

At September 30, 1997, impaired loans amounted to $7.5. The carrying amount has been reduced previously through charge-offs or deferral of income recognition and does not require an allowance for losses. Average investment during 1997 is $10.8 and interest income earned on these loans while they were considered impaired was $.7.

Real Estate Owned. All real estate holdings are a result of mortgage loan foreclosure. Properties are currently reported at the lower of cost or fair value less estimated cost to sell. At September 30, 1997, the Company holds six properties, valued at $4.1 million, for which management intends to market in an orderly fashion to maximize their value.

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


                                      GREAT NORTHERN INSURED ANNUITY CORPORATION
                                                     (Registrant)




November 12, 1997                      By /s/ Thomas W. Casey
                                          _____________________________________
------------------------
         Date Thomas W. Casey, Vice President, Chief Financial Officer (Principal Financial Officer)




November 12, 1997                      By /s/ Stephen N. DeVos
                                           _____________________________________
------------------------
         Date Stephen N. DeVos, Vice President and Controller (Principal Accounting
                                           Officer)