Form 10-K
period 1997-12-31
GREAT NORTHERN INSURED ANNUITY CORP
filed 1998-03-18
CIK 904974

FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[  ]   Transition  report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from
       ____________ to   ______________


Commission file number 33-62674

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Washington                           91-1127115
-----------------------------------      ---------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
          incorporation)

Two Union Square, Suite 5600
Seattle, Washington                                98101
-----------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code)      (206) 625-1755


Securities registered pursuant to Section 12(b) of the Act:          None
Securities registered pursuant to Section 12(g) of the Act:          None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

The registrant meets the conditions set forth in general instructions J(1) (a) and (b) of Form 10-K and is therefore filing this form with the permitted abbreviated narrative disclosure.

GREAT NORTHERN INSURED ANNUITY CORPORATION

Consolidated Financial Statements

December 31, 1997 and 1996

(With Independent Auditors' Report Thereon)

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

         Deferred Fixed Rate Annuities. The predominant form of deferred annuities require either single premium or flexible premium payments and have a minimum annual guaranteed crediting rate. After the initial guarantee period, the crediting rate may be changed periodically. The policy owner is permitted to withdraw all or part of the premium paid plus interest credited, less a surrender charge for withdrawals during the initial penalty period of one to eight years. The surrender charge is initially 5% to 8% of the contract value and decreases over the penalty period. Some deferred annuities provide for penalty-free partial withdrawals of the accumulated interest credited or up to 10% annually of the accumulation value. In 1997, the Company issued $233 million in deferred annuities. At December 31, 1997, deferred annuities comprised $5,064 million of total liabilities for future annuity and contract benefits.

         Immediate Annuities. The Company's immediate annuities are designed to provide a series of periodic payments for a fixed length of time or for life, according to the annuitant's choice at the time of issue. Once the payments have begun, the amount, frequency and length of time for which they are payable are fixed. A primary form of immediate annuities, the structured settlement annuity, is usually sold as part of a settlement resulting from a personal injury or wrongful death claim to provide scheduled payments to an injured person or their dependents. Structured settlement annuities are generally long-term and cannot be surrendered. In 1997, the Company issued $72.2 million in immediate annuities. At December 31, 1997, immediate annuities comprised $760.1 million of total liabilities for future annuity and contract benefits.

COMPETITION

         The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. There are numerous stock, mutual and other types of insurers in the life insurance business in the United States, a significant number of which are substantially larger than GNA. As of December 31, 1997, the Company has 279 employees. In addition, the Company has 42 retail sales agents selling the Company's products through an affiliated company, GNA Insurance Services, Inc. The number of retail sales agents decreased significantly during 1997 as a result of several banks internalizing sales forces.

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

         Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. GNA has estimated assessments related to known insolvencies, and has recorded a liability of $28.9 million at December 31, 1997 related to this estimated liability. The amount of any future assessments related to future insolvencies under these laws, however, cannot be reasonably estimated. Most of these laws do provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

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

Item 6.       Selected Financial Data

         The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K.

                             Selected Financial Data
                              (Dollars in millions)

                                                                     Year ended December 31
                                                                     ----------------------
                                    1997        1996           1995          1995          1994          1994        1993
--------------------------------------------------------------------------------------------------------------------------------
                                                           Pro forma                    Pro forma
                                                           (unaudited)                 (unaudited)
                                                              (1)                          (1)
Net investment income             $ 475.3     $ 462.5      $ 444.5         $ 784.7      $ 391.6        $ 837.8      $   579.8
Income before income taxes
   and minority interest            106.8        76.0         39.1            62.0         70.6          107.7           57.0
Net income                           71.3        51.1         26.7            26.3         44.0           47.5           34.1
Total assets                      7,082.1     7,120.0      6,926.5         6,926.5      6,578.0       13,100.2       13,160.1
Shareholder's interest,
   excluding net unrealized
   investment gain/(loss)           754.2       682.9        631.7           631.7        607.3          794.2          754.0
Net unrealized investment
   gain/(loss)                       38.3         7.0         29.9            29.9       (166.7)        (528.8)         (16.3)
Total shareholder's interest        792.5       689.9        661.6           661.6        440.6          265.4          737.7

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

         GNA's results of operations for the years ended December 31, 1997 and 1996 include the accounts of GNA, as well as the Company's investment in GE Capital Life of New York, accounted for under the equity method.

1997 Compared to 1996

         Net investment income increased $12.8 million to $475.3 million. This increase is primarily attributable to purchase of higher yield securities, dividends from other invested assets and an increase in average investments during the period.

         Net realized investment gains (losses) - Net realized investment gains were $19.7 million during 1997, compared to a $3.1 million in 1996. This change is related to the Company's asset/liability risk management and varies with market and economic conditions.

         Premiums decreased $138.9 million to $61.1 million. This decrease is due to lower sales of life contingent structured settlement product primarily related to a shift in marketing focus to GE Capital Assurance products.

         Interest credited on policyholder deposits decreased $1.8 million to $293.9 million primarily due to lower future annuity and contract benefit liabilities during 1997.

         Benefits and other changes in policy reserves decreased $133.2 million to $97.7 million. Change in policy reserves decreased largely due to a reduction in sales of life contingent structured settlement products and reserved reduction associated with the payout of benefits.

         Commissions decreased $12.7 million to $14.7 million. This decrease is due to continued shift in marketing focus to GE Capital Assurance products.

         General expenses decreased $9.6 million to $26.9 million due to the Company's continued shift in marketing focus to GE Capital Assurance products.

         Amortization of intangibles decreased $1.3 million to $32.6 million. The Company established goodwill and present value of future profits (PVFP) assets in connection with GNA's acquisition. The decrease is primarily related to lower PVFP amortization for the period ended December 31, 1997.

         Change in deferred acquisition costs decreased $18.5 million to $8.2 million primarily as a result of lower commissions.

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

         Net realized investment gains (losses) - Net realized investment gains were $3.1 million during 1996, compared to a $14.4 million loss in 1995. This change is related to the Company's asset/liability risk management and varies with market and economic conditions.

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

         Benefits and Other Changes in policy reserves increased $26.5 million to $201.0 million. Policy reserves related to life contingent products increased primarily from greater life contingent structured settlement premiums, offset by the effects of the Reorganization of $8.0 million.

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

         Amortization of intangibles decreased $23.6 million to $33.9 million. The decrease is primarily related to the fact that as result of the Reorganization, the amortization of the goodwill and PVFP balances of GE Capital Assurance are no longer included in the Company's earnings effective October 1, 1995.

         Change in deferred acquisition costs decreased $16.2 million to $26.7 million primarily as a result of lower commissions of $4.8 million and the effect of the Reorganization of $10.8 million.

         Provision for income taxes. The effective tax rate for 1996 decreased from 39.5% to 32.8% primarily due to equity income of the Company's subsidiary and lower state taxes as a result of the Reorganization.

         Minority interest decreased $11.2 million to zero due to the fact that subsequent to the third quarter of 1995, after the effects of the Reorganization, there was no longer minority interest recorded in GNA's financial statements. The minority interest previously recorded represented GNA Corporation's proportional ownership of GE Capital Assurance.

INVESTMENTS

         The Company manages its investment portfolio to meet the diversification, credit quality, yield and liquidity requirements of its policy liabilities by investing primarily in fixed maturity instruments, including government and corporate bonds, mortgage backed bonds, and mortgage loans on real estate. At December 31, 1997, the Company held $6.3 billion, or 94.5% of its investment portfolio, in fixed maturity instruments and mortgage loans. The Company's investment philosophy focuses on purchasing assets the durations of which approximate policyholder obligations. To match some of its longer term policy liabilities, the Company has followed a strategy of buying bonds with adequate call protection. The Company also invests in policy loans, short-term securities and other investments, which comprised the remaining 5.5% of its investment portfolio at December 31, 1997.

         The Company primarily purchases investment-grade (BBB-/Baa3 or above) bonds. At December 31, 1997, $4,601.5 million, or 91.1%, of the fixed maturity securities held by the Company were bonds rated by a rating agency (S&P or Moody's), or were government/agency bonds. Fixed maturity securities of $455.4 million, or 8.9%, were comprised primarily of private placement bonds not rated by either rating agency. At December 31, 1997, the Company held $40.0 million of bonds rated below investment grade (excluding split-rated bonds). In addition, the Company held $22.5 million of "not-rated" bonds which the Company believes are below investment grade. Below investment grade bonds include those bonds originally purchased as investment grade but subsequently downgraded in rating, as well as bonds purchased as below investment grade. The Company holds this small percentage of below investment grade bonds in order to enhance the yield on its investment portfolio.

         Investments in mortgage-backed bonds include $1,417.2 million in collateralized mortgage obligations (CMOs) and asset-backed securities and $396.5 million of pass-through securities. These bonds are secured primarily by pools of residential mortgages and generally carry high credit ratings. Approximately 62% of the mortgage-backed bonds are backed by securities issued by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, or Federal National Mortgage Association. In the aggregate, the mortgage-backed bonds had an average rating of AAA/Aaa at December 31, 1997. Most CMO and pass-through securities are subject to prepayment and extension risk (i.e. principal can be received earlier or later than anticipated, based on the rate of mortgage prepayments in the underlying residential mortgage pools).

         The Company has classified all of its fixed maturity investments available-for-sale. Such securities are carried on the consolidated balance sheet at current fair values and marked to market quarterly. Changes in market value, net of the effect on present value of future profits, deferred policy acquisition costs and deferred income taxes, are recorded as unrealized appreciation or depreciation directly in shareholder's interest and, accordingly, have no effect on net income. At December 31, 1997, the amortized cost basis of the Company's fixed maturity securities was $4,903.2 million, representing net unrealized gains of $153.7 million.


         The Company's mortgage loan portfolio consisted of 989 loans at December 31, 1997. The loans, which are originated through a network of mortgage bankers, are made only on completed, leased properties and have a maximum loan-to-value ratio of 75% at the date of origination. Commercial loans comprise the majority of the portfolio, with $656.5 million (53.1%), $298.9 million (24.1%) and $185.1 million (14.9%) attributable to the retail, industrial and office sectors, respectively. The remainder of the loans, $99.4 million (8.0%), are attributable to the residential and other miscellaneous sectors. The mortgage loans are secured by property throughout the U.S., with concentrations in the Pacific region (44.0%) and the South Atlantic region (21.4%).

         Other invested assets of $256.0 million at December 31, 1997 were comprised of several types of assets. The Company has made investments in mutual funds offered by the Company's mutual fund and variable annuity distribution channels of $47.8 million in order to provide seedmoney for these funds. Pursuant to a periodic review of its asset allocation strategy, the Company has also made investments in limited partnerships ($81.9 million) and an investment in affiliate ($126.3 million).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements are met by funds from operations and investment activity. Premiums and policyholder deposits are invested in assets that generally have durations similar to the Company's liabilities. Funds from investment activity included principal and interest payments from the bond and mortgage portfolio as well as sales, calls and maturities of certain securities. As of December 31, 1997, investments subject to certain call provisions totaled $136.5 million; and mortgage-backed securities subject to prepayment risk totaled $1,853.7 million.

         The Company is restricted by Washington State as to the amount of dividends it may pay within a given calendar year to its parent without regulatory consent. That restriction is the greater of statutory net gain from operations for the previous year or 10% of the statutory surplus at the end of the year, subject to a maximum equal to statutory earned surplus. As of December 31, 1997, approximately $73.7 million was available for dividend payments in 1998.

YEAR 2000

         Year 2000 compliance programs and information systems modifications have been initiated in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, including enterprise systems, and by monitoring supplier and other third-party interfaces. While there can be no assurance that all such modifications will be successful, management does not expect that either costs of modifications or consequences of any unsuccessful modifications should have material adverse effect on the Corporation's financial position, results of operations or liquidity.

NEW ACCOUNTING STANDARDS

         In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Its distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is required to be adopted by the Company in 1997, except for certain sections which were deferred in accordance with SFAS 127. The adoption of the applicable provisions of SFAS No. 125 in 1997 did not have a material impact on the Company's consolidated financial statements and management of the Company does not expect that adoption of the remaining provisions of SFAS No. 125 will have a material impact on the Company's 1998 financial position, results of operations, or liquidity.

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

         In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 is effective of disclosures about segments of an enterprise and related information for periods beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not yet determined the impact, if any, of this Statement on the Company's future disclosures.

         In December 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. This SOP provides guidance on accounting by insurance and other enterprises for guaranty-fund and certain other insurance related assessments. The SOP requires enterprises to recognize a liability for assessments when (a) an assessment has been asserted or information available prior to issuance of the financial statements indicates it is probable that an assessment will be asserted, (b) the underlying cause of the asserted or probable assessment has occurred on or before the date of the financial statements, and (c) the amount of the loss can be reasonably estimated. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and will be reported in a manner similar to a cumulative effect of a change in accounting principle in the initial year of adoption. Management of the Company does not expect that this SOP will have a material impact on the Company's financial position, results of operations, or liquidity.

                         [KPMG PEAR MARWICK LETTERHEAD]

Independent Auditors' Report

The Board of Directors
Great Northern Insured Annuity Corporation:

We have audited the accompanying consolidated balance sheets of Great Northern Insured Annuity Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Northern Insured Annuity Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ KPMG PEAT MARWICK

Richmond, Virginia
January 23, 1998

GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1997 and 1996
(Dollar amounts in millions, except per share amounts)

-------------------------------------------------------------------------------------------------------
Assets                                                                         1997               1996
-------------------------------------------------------------------------------------------------------
Investments:
     Fixed maturities available-for-sale, at fair value
      (amortized cost of $4,903.2 in 1997
        and $5,254.4 in 1996)                                               $ 5,056.9            5,270.1
     Mortgage loans, net of valuation allowance of $36.7 and $35.6
        at December 31, 1997 and 1996, respectively                           1,203.8            1,159.7
     Real estate owned, net                                                       4.1                -
     Policy loans                                                                 3.3                3.3
     Short-term investments                                                      98.8                3.9
     Other invested assets                                                      256.0              161.7
-------------------------------------------------------------------------------------------------------
Total investments                                                             6,622.9            6,598.7

Cash                                                                              2.8                2.3
Accrued investment income                                                       110.7              112.2
Deferred acquisition costs                                                       97.7              129.6
Intangible assets                                                                98.5              181.0
Deferred income taxes                                                             -                 19.1
Other assets                                                                    109.6               44.4
Separate account assets                                                          39.9               32.7
--------------------------------------------------------------------------------------------------------
Total assets                                                                $ 7,082.1            7,120.0
========================================================================================================
Liabilities and Shareholder's Interest
-------------------------------------------------------------------------------------------------------
Liabilities:
     Future annuity and contract benefits                                   $ 6,003.6            6,171.9
     Other policyholder liabilities                                              18.7               48.1
     Accounts payable and accrued expenses                                      215.1              177.4
     Separate account liabilities                                                39.9               32.7
     Deferred income tax liability                                               12.3                -
-------------------------------------------------------------------------------------------------------
Total liabilities                                                             6,289.6            6,430.1
-------------------------------------------------------------------------------------------------------
Shareholder's interest:
     Common stock, ($100 par value;  25,000 authorized, issued and
      outstanding)                                                                2.5                2.5
Additional paid-in capital                                                      542.0              542.0
Net unrealized investment gains                                                  38.3                7.0
Retained earnings                                                               209.7              138.4
-------------------------------------------------------------------------------------------------------
Total shareholder's interest                                                    792.5              689.9
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's interest                                $ 7,082.1            7,120.0
=======================================================================================================

See accompanying notes to consolidated financial statements.

GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 1997 and 1996
(Dollar amounts in millions)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                            1997            1996          1995
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Net investment income                                                     $             475.3           462.5         784.7
     Net realized investment gains (losses)                                                   19.7             3.1         (14.4)
     Premiums                                                                                 61.1           200.0         177.1
     Policy fees and other income                                                              8.3             8.1          16.7
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                               564.4           673.7         964.1
-------------------------------------------------------------------------------------------------------------------------------
Benefits and expenses:

     Interest credited                                                                       293.9           295.7         462.2
     Benefits and other changes in policy reserves                                            97.7           230.9         311.2
     Commissions                                                                              14.7            27.4          42.9
     General expenses                                                                         26.9            36.5          71.2
     Amortization of intangibles, net                                                         32.6            33.9          57.5
     Change in deferred acquisition costs, net                                                (8.2)          (26.7)        (42.9)
-------------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                                  457.6           597.7         902.1
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                                             106.8            76.0          62.0

Provision for income taxes                                                                    35.5            24.9          24.5
-------------------------------------------------------------------------------------------------------------------------------
Income before minority interest                                                               71.3            51.1          37.5

Minority interest                                                                              -               -            11.2
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                                     $              71.3            51.1          26.3
===============================================================================================================================

See accompanying notes to consolidated financial statements.

GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholder's Interest

Years ended December 31, 1997, 1996 and 1995
(Dollar amounts in millions, except share amounts)

---------------------------------------------------------------------------------------------------------------------------

                                                                                 Unrealized
                                                                Additional       Investment                       Total
                                                                  Paid-in          Gains        Retained     Shareholder's
                                      Shares    Amount            Capital         (Losses)      Earnings         Interest
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994         25,000   $     2.5          719.4           (528.8)         72.3            265.4
Net income                                 -         -              -                -            26.3             26.3
Dividend of GE Capital Assurance           -         -           (175.2)             -           (11.3)          (186.5)
Purchase price adjustments                 -         -             (2.3)             -             -               (2.3)
Net unrealized investment gains            -         -              -              558.7           -              558.7
----------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1995         25,000         2.5          541.9             29.9          87.3            661.6
Net income                                 -         -              -                -            51.1             51.1
Purchase price adjustments                 -         -              0.1              -             -                0.1
Net unrealized investment losses           -         -              -              (22.9)          -              (22.9)
----------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996         25,000         2.5          542.0              7.0         138.4            689.9
Net income                                 -         -              -                -            71.3             71.3
Net unrealized investment gains            -         -              -               31.3           -               31.3
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997         25,000   $     2.5          542.0             38.3         209.7            792.5
=======================================================================================================================

See accompanying notes to consolidated financial statements.

GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1997, 1996 and 1995
(Dollar amounts in millions)

--------------------------------------------------------------------------------------------------------------
                                                                         1997            1996            1995
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                      $     71.3            51.1            26.3
     Adjustments to reconcile net income to net cash provided
      by operating activities:
         Minority interest                                                  -               -              11.2
         Increase in future policy benefits                               355.3           496.7           636.7
         Equity in earnings of GE Capital Life of New York                 (8.4)           (7.6)           (1.3)
         Net realized investment gains                                    (19.7)           (3.1)           14.4
         Amortization of investment premiums and discounts                  9.9            27.7            61.4
         Amortization of intangibles                                       32.6            33.9            57.5
         Deferred income tax expense (benefit)                             17.0           (10.4)            4.0
         Change in certain assets and liabilities:
            Decrease (increase) in:
                Accrued investment income                                   1.5           (26.6)           (6.5)
                Deferred acquisition costs                                 (8.2)          (26.7)          (42.9)
                Other assets, net                                         (66.1)          (12.4)           12.6
            Increase (decrease) in:
                Other policy related balances                             (29.4)          (25.5)          (25.7)
                Accounts payable and accrued expenses                      37.7            73.3            24.1
--------------------------------------------------------------------------------------------------------------
Total adjustments                                                         322.2           519.3           745.5
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 393.5           570.4           771.8
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from investments in fixed maturities
      and real estate                                                   1,229.3           868.2         1,735.6
     Principal collected on mortgage and policy loans                     152.1           163.9           124.4
     Purchases of fixed maturities                                       (965.2)       (1,199.5)       (1,846.5)
     Mortgage and policy loan originations                               (198.0)          (42.3)         (159.9)
     Dividends received                                                     7.2             7.5             7.1
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       225.4          (202.2)         (139.3)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from issue of investment contracts                          263.9           415.6           810.3
     Redemption and benefit payments on investment contracts             (787.4)         (807.6)       (1,469.2)
     Cash distributed in conjunction with dividend                          -               -             (31.5)
--------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                    (523.5)         (392.0)         (690.4)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       95.4           (23.8)          (57.9)
===============================================================================================================
Cash and cash equivalents at beginning of year                              6.2            30.0            87.9
===============================================================================================================
Cash and cash equivalents at end of year                             $    101.6             6.2            30.0
===============================================================================================================

See accompanying notes to consolidated financial statements.

GREAT NORTHERN INSURED ANNUITY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 1997, 1996 and 1995
(Dollar amounts in millions)

==============================================================================



   (1) Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

         Basis of Presentation

         These consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) for stock life insurance companies, which vary in several respects from accounting practices prescribed or permitted by the Insurance Commissioner of the State of Washington, where Great Northern Insured Annuity Corporation (GNA or the Company) is domiciled. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

         Principles of Consolidation

         Effective April 1, 1993, General Electric Capital Corporation (GE Capital), all of whose common stock is indirectly owned by General Electric Company, completed the acquisition of GNA's parent company, GNA Corporation. Effective July 14, 1993, GE Capital acquired 100% of the issued and outstanding capital stock of United Pacific Life Insurance Company and four of its seven wholly-owned subsidiaries (collectively, the Acquisitions). During 1994 United Pacific Life Insurance Company was renamed General Electric Capital Assurance Company (GE Capital Assurance).

         Effective October 1, 1995, the Company was party to a reorganization (the Reorganization) involving GNA Corporation and certain of its life insurance company subsidiaries. The Reorganization allows all life insurance company subsidiaries of GNA Corporation to file a consolidated federal tax return.

         Prior to the Reorganization, GE Capital Assurance's voting common stock was owned by GNA and its preferred and nonvoting common stock was owned by GNA Corporation, thus resulting in minority interest. As part of the Reorganization, GNA became a wholly-owned subsidiary of GE Capital Assurance and GE Capital Assurance became a wholly-

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================




   (1)   Continued

         owned subsidiary of GNA Corporation. In order for GE Capital Assurance to become the direct parent of GNA, GNA Corporation contributed all of the stock of GNA to GE Capital Assurance in exchange for voting share of GE Capital Assurance. On October 1, 1995, GNA distributed its holdings of GE Capital Assurance common stock to GE Capital Assurance with the result that GE Capital Assurance is now wholly-owned by GNA Corporation and a decrease in shareholder's interest of $186.5.

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

         Products

         The Company's operations are in one business segment, Wealth Accumulation and Transfer. Wealth Accumulation and Transfer products are investment vehicles and insurance contracts intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death. The Company's principal product lines under the Wealth Accumulation and Transfer segment are deferred annuities (fixed and variable) and immediate annuities.

         The Company primarily sells its products through banks, thrifts and other financial institutions.

         Revenues

         Investment income is recorded when earned. Investment gains and losses are calculated on the basis of specific identification. Premiums on short duration insurance contracts are reported as revenue over the terms of the related insurance policies. In general, earned premiums are calculated on a pro-rata basis or are recognized in proportion to expected claims. Premiums on long-duration insurance products are recognized as earned when

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================





   (1)   Continued

         due or, in the case of life contingent immediate annuities, when the contracts are issued. Premiums received under annuity contracts without significant mortality risk and premiums received on universal life products are not reported as revenues but as future annuity and contract benefits. Other income consists primarily of surrender charges on certain policies. Surrender charges are recognized as income when the policy is surrendered.

         Statements of Cash Flows

         Certificates and other time deposits are classified as short-term investments on the consolidated balance sheets and considered cash equivalents in the consolidated statements of cash flows.

         Investments

         The Company has designated its fixed maturities (bonds, notes, and redeemable preferred stock) as available-for-sale. The fair value for fixed maturities is based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the credit quality, call features and maturity of the investments, as applicable.

         Changes in the market values of investments available-for-sale, net of the effect on deferred policy acquisition costs, present value of future profits and deferred federal income taxes, are reflected as unrealized investment gains or losses in a separate component of shareholder's interest and, accordingly, have no effect on net income. Unrealized losses that are considered other than temporary are recognized in earnings through an adjustment to the amortized cost basis of the underlying securities.

         Investment income on mortgage-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective method, whereby the amortized cost of the securities is adjusted to the amount that would have existed had the revised

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================




   (1)   Continued

         assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to investment income.

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

         Mortgage and policy loans are stated at the unpaid principal balance of such loans, net of allowances for estimated uncollectable amounts.

         Deferred Acquisition Costs

         Acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as commissions, direct advertising and printing and certain support costs such as underwriting and policy issue expenses. Acquisition costs capitalized are determined by actual costs and expenses incurred by product in the year of issue.

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

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================




   (1)   Continued

         Intangible Assets

         Present Value of Future Profits - In conjunction with the acquisitions of life insurance subsidiaries, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called the present value of future profits (PVFP), represents the actuarially determined present value of the projected future cash flows from the acquired policies.

         Goodwill - Goodwill is amortized over its estimated period of benefit on the straight-line method. No amortization period exceeds 25 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

         Federal Income Taxes

         The Company is included with GE Capital Assurance in a life insurance consolidated federal income tax return. Deferred taxes are allocated by applying the asset and liability method of accounting for deferred income taxes to members of the group as if each member was a separate taxpayer. Intercompany balances are settled annually.

         Future Annuity and Contract Benefits

         Future annuity and contract benefits consists of the liability for life insurance policies and immediate and deferred annuity contracts. Depending on the type of contract, these are calculated based upon actuarial assumptions as to mortality, morbidity, interest, expense and withdrawals, with experience adjustments for adverse deviation where appropriate.

         Separate Accounts

         The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity contract owners. The Company receives mortality risk fees and administration charges from the variable mutual fund portfolios. The separate account assets are carried at fair value and are equivalent to the liabilities that represent the policyholders' equity in those assets.

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================




   (1)   Continued

         Reclassifications

         Certain reclassifications may have been made to the prior year's financial statements to conform to the current year's presentation. These reclassifications have no effect on reported net income of financial position.

    (2)  Investments

         General

         For the years ended December 31, the sources of investment income of the Company were as follows:

                                                                                    1997      1996       1995
-------------------------------------------------------------------------------------------------------------
 Fixed maturities                                                          $      369.6     353.0      662.9
 Mortgage loans                                                                    97.8     102.8      122.3
 GE Capital Life of New York equity method income                                   8.4       7.6        1.3
 Other                                                                              3.4       2.4        4.9
-------------------------------------------------------------------------------------------------------------
 Gross investment income                                                          479.2     465.8      791.4
 Investment expenses                                                               (3.9)     (3.3)      (6.7)
-------------------------------------------------------------------------------------------------------------
 Net investment income                                                     $      475.3     462.5      784.7
=============================================================================================================

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements
(Dollar amounts in millions)

   (2)   Continued

         For the years ended December 31, sales proceeds and gross realized investment gains and losses resulting from the sales of investment securities available-for-sale were as follows:

                                                                                1997       1996      1995
------------------------------------------------------------------------------------------------------------
Sales proceeds                                                             $     349.4      192.8     998.9
Gross realized investment:
     Gains                                                                        24.1        8.1      16.6
     Losses                                                                       (4.4)      (5.0)    (31.0)
------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses)                                     $      19.7        3.1     (14.4)
============================================================================================================


         The additional proceeds from investments presented in the statements of cash flows result from principal collected on mortgage-backed securities, maturities, calls and sinking payments.

         Net unrealized gains and losses on investment securities classified as available-for-sale are reduced by deferred income taxes and adjustments to the present value of future profits and deferred acquisition costs that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of shareholder's interest are summarized as follows:

                                                                                       1997         1996
-----------------------------------------------------------------------------------------------------------
 Net unrealized gains on available-for-sale investment securities before adjustments:
 Fixed maturities                                                              $        153.7         15.7
 Other invested assets                                                                    3.5          5.4
-----------------------------------------------------------------------------------------------------------
 Sub-total                                                                              157.2         21.1

 Adjustments to the present value of future profits and deferred
      acquisition costs                                                                (100.1)       (10.0)
 Deferred income taxes                                                                  (18.8)        (4.1)
-----------------------------------------------------------------------------------------------------------
 Net unrealized gains on available-for-sale investment securities              $         38.3          7.0
===========================================================================================================

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================




   (2)   Continued

         At December 31, the amortized cost, gross unrealized gains and losses, and fair values of the Company's fixed maturities available-for-sale were as follows:

                                                                           Gross         Gross
                                                         Amortized    unrealized    unrealized          Fair
1997                                                          cost         gains        losses         value
-------------------------------------------------------------------------------------------------------------
Fixed maturities:
     U.S. government and agency                      $          78.5          10.8           -            89.3
     Non-U.S. corporate                                        184.1          12.1          (0.9)        195.3
     U.S. corporate                                          2,826.9          97.6          (5.9)      2,918.6
     Mortgage-backed                                         1,813.7          48.7          (8.7)      1,853.7
-------------------------------------------------------------------------------------------------------------
 Total fixed maturities                              $       4,903.2         169.2         (15.5)      5,056.9
=============================================================================================================



                                                                            Gross         Gross
                                                         Amortized     unrealized    unrealized         Fair
1996                                                          cost          gains        losses        value
-------------------------------------------------------------------------------------------------------------
Fixed maturities:
     U.S. government and agency                      $         144.5            9.9          (1.4)       153.0
     Non-U.S. corporate                                        200.9            6.7          (1.5)       206.1
     U.S. corporate                                          3,065.0           10.1         (28.0)     3,047.1
     Mortgage-backed                                         1,844.0           36.5         (16.6)     1,863.9
-------------------------------------------------------------------------------------------------------------
 Total fixed maturities                              $       5,254.4           63.2         (47.5)     5,270.1
==============================================================================================================

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================



   (2) Continued

         The scheduled maturity distribution of the fixed maturities portfolio at December 31 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                             1997
                                                                                --------------------------
                                                                                  Amortized          Fair
                                                                                       cost         value
----------------------------------------------------------------------------------------------------------
Due in one year or less                                                       $         396.4         398.5
Due one year through five years                                                       1,475.0       1,501.7
Due five years through ten years                                                        569.2         592.3
Due after ten years                                                                     648.9         710.7
----------------------------------------------------------------------------------------------------------
Subtotals                                                                             3,089.5       3,203.2
Mortgage-backed securities                                                            1,813.7       1,853.7
----------------------------------------------------------------------------------------------------------
Totals                                                                        $       4,903.2       5,056.9
==========================================================================================================


         As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders of $3.5 and $3.0 to December 31, 1997 and 1996, respectively.

         At December 31, 1997, approximately 23.5% and 15.3% of the Company's investment portfolio is comprised of securities issued by the manufacturing and financial industries, respectively, the vast majority of which are rated investment grade, and which are senior secured bonds. No other industry group comprises more than 10% of the Company's investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

         At December 31, 1997, the Company did not hold any fixed maturity securities, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholder's interest.

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================



   (2) Continued

         The credit quality of the fixed maturity portfolio at December 31 follows. The categories are based on the higher of the ratings published by Standard & Poors or Moody's.

                                                               1997                         1996
                                                   ------------------------        ---------------------
                                                           Fair                          Fair
                                                          value    Percent              value   Percent
--------------------------------------------------------------------------------------------------------
 Agencies and treasuries                         $        1,207.0       23.9%    $      1,400.5      26.6%
 AAA/Aaa                                                    612.3       12.1              476.7       9.0
 AA/Aa                                                      317.1        6.3              284.6       5.4
 A/A                                                      1,162.4       23.0            1,412.7      26.8
 BBB/Baa                                                  1,262.7       25.0            1,275.1      24.2
 BB/Ba                                                       36.9        0.7               40.7       0.8
 B/B                                                          3.1        0.1                -         -
 Not rated                                                  455.4        8.9              379.8       7.2
--------------------------------------------------------------------------------------------------------
 Totals                                          $        5,056.9      100.0%    $      5,270.1     100.0%
--------------------------------------------------------------------------------------------------------




         Bonds with ratings ranging from AAA/Aaa to BBB-/Baa3 are generally regarded as investment grade securities. Some agencies and treasuries (that is, those securities issued by the United States government or an agency thereof) are not rated, but all are considered to be investment grade securities. Finally, some securities, such as private placements, have not been assigned a rating by any rating service and are therefore categorized as "not rated." This has neither positive nor negative implications regarding the value of the security.

         At December 31, 1997, there were no fixed maturities in default as to principal and interest.

         Mortgage Loans

         At December 31, 1997 and 1996, the Company's mortgage loan portfolio consisted of 989 and 1,044, respectively, first mortgage loans on commercial real estate properties. The loans, which are originated by the Company through a network of mortgage bankers, are made only on completed, leased properties and have a maximum loan-to-value ratio of 75% at the date of origination.

GREAT NORTHERN INSURED ANNUITY CORPORATION
Notes to Consolidated Financial Statements
(Dollar amounts in millions)

   (2) Continued

         At December 31, 1997 and 1996, respectively, the Company held $451.1 and $449.0 in mortgages secured by real estate in California, comprising 36% and 38% of the respective total mortgage portfolio. For the years ended December 31, 1997, 1996 and 1995, respectively, the Company originated $79.7, $12.5 and $18.5 of mortgages secured by real estate in California, which represent 40%, 29% and 13% of the respective total origination's for those years.

         "Impaired" loans are defined under generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. That definition excludes, among other things, leases, or large groups of smaller-balance homogeneous loans, and therefore applies principally to the Company's commercial loans.

         Under these principles, the Company has two types of "impaired" loans as of December 31, 1997 and 1996: loans requiring allowances for losses ($0 and $1.7, respectively) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($6.1 and $12.6, respectively). Allowance for losses on these loans as of December 31, 1997 and 1996 were $0 and $.8, respectively. Average investment in impaired loans during 1997, 1996 and 1995 was $8.9, $15.6 and $11.3 respectively and interest income earned on these loans while they were considered impaired was $.7, $.7 and $1.3, respectively.

         The following table shows the activity in the allowance for losses during the years ended December 31:

                                              1997      1996       1995
------------------------------------------------------------------------

Balance at January 1                    $       35.6      35.3       32.0
Dividend of GE Capital Assurance                 -         -         (0.3)
Provision charged to operations                  2.3       2.5        2.8
Amounts written off, net of recoveries          (1.2)     (2.2)       0.8
------------------------------------------------------------------------
Balance at December 31                  $       36.7      35.6       35.3
========================================================================

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================



   (2) Continued

         The write-offs represented .09%, 0.18% and 0.15% of average mortgage loans outstanding during 1997, 1996 and 1995, respectively.

         The allowance for losses on mortgage loans at December 31, 1997 and 1996 represented 3.0% and 3.1% of gross mortgage loans, respectively.

         Investment in GE Capital Life of New York

         A portion of other invested assets at December 31, 1997 and 1996 included $126.3 and $121.0, respectively, for the Company's 48% investment in GE Capital Life of New York, accounted for under the equity method. Investment income for 1997 and 1996 includes $8.4 and $7.6 for equity in earnings of GE Capital Life of New York respectively. For 1995, investment income includes $1.3 for equity in earnings of GE Capital Life of New York subsequent to the Reorganization on October 1, 1995. Prior to the Reorganization, GE Capital Life of New York was consolidated. Following is the summarized financial information for GE Capital Life of New York as of and for the years ended December 31:

                                              1997        1996        1995
--------------------------------------------------------------------------
Total revenue                         $       164.4       163.3       102.0
Total expenses                                135.4       137.6        84.1
--------------------------------------------------------------------------
Income before income taxes                     29.0        25.7        17.9
Provision for income taxes                     11.5         9.8         8.4
--------------------------------------------------------------------------
Net income                            $        17.5        15.9         9.5
==========================================================================
Total investments                     $     1,667.6     1,554.1     1,491.6

Other assets                                  139.9       154.9       100.1
--------------------------------------------------------------------------
Total assets                          $     1,807.5     1,709.0     1,591.7
==========================================================================

Total liabilities                     $     1,547.2     1,459.8     1,334.9

Shareholder's interest                        260.3       249.2       256.8
--------------------------------------------------------------------------
Total liabilities and
  shareholder's interest              $     1,807.5     1,709.0     1,591.7
--------------------------------------------------------------------------


GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================




   (3)   Deferred Acquisition Costs

         Activity impacting deferred acquisition costs for the years ended December 31, was as follows:

                                                                                 1997      1996       1995
-----------------------------------------------------------------------------------------------------------
Unamortized balance at January 1                                           $      133.2     106.5       90.2
Dividend of GE Capital Assurance                                                    -         -        (26.6)
Costs deferred                                                                     18.4      36.0       53.0
Amortization, net                                                                 (10.2)     (9.3)     (10.1)
-----------------------------------------------------------------------------------------------------------
Unamortized balance at December 31                                                141.4     133.2      106.5
Cumulative effect of net unrealized investment gains                              (43.7)     (3.6)     (17.7)
-----------------------------------------------------------------------------------------------------------
Recorded balance                                                           $       97.7     129.6       88.8
============================================================================================================



   (4) Intangible Assets

         Present Value of Future Profits (PVFP)

         The method used by the Company to value PVFP in connection with acquisitions of life insurance entities is summarized as follows: (1) identify the future gross profits attributable to certain lines of business, (2) identify the risks inherent in realizing those gross profits, and (3) discount these gross profits at the rate of return that the Company must earn in order to accept the inherent risks.

         After PVFP is determined, the amount is amortized, net of accreted interest in a manner similar to the amortization of deferred acquisition cost. Interest accretes at rates credited to policyholders on underlying contracts. As actual results vary from projected amounts, the impact on amortization is included in net income.

         Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense.

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================



   (4) Continued

         The following table presents the activity in PVFP for the years ended December 31:

                                                                                  1997      1996       1995
----------------------------------------------------------------------------------------------------------
Unamortized balance at January 1                                          $      155.1     187.5      313.9
Dividend of GE Capital Assurance                                                   -         -        (74.0)
Interest accrued at 5.2% in 1997, 5.4% in 1996 and 4.8% in 1995                    7.1      10.0       15.4
Amortization                                                                     (38.1)    (42.4)     (67.8)
----------------------------------------------------------------------------------------------------------
Unamortized balance at December 31                                               124.1     155.1      187.5
Cumulative effect of net unrealized investment gains                             (56.4)     (6.4)     (65.1)
----------------------------------------------------------------------------------------------------------
Recorded balance                                                          $       67.7     148.7      122.4
===========================================================================================================


         The estimated percentage of the December 31, 1997 balance, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

1998                    20%
1999                    16
2000                    13
2001                    11
2002                     9


         Goodwill

         At December 31, 1997 and 1996, total unamortized goodwill was $29.7 and $31.2, respectively, which is shown net of accumulated amortization of $6.9 and $5.5, respectively. Goodwill amortization was $1.5, $1.5 and $4.8 for the years ended December 31, 1997, 1996 and 1995, respectively.

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================



   (5)   Future Annuity and Contract Benefits

         Investment and Universal Life Type Contracts

         Investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment and universal life contracts are recognized by providing a liability equal to the current account value of the policyholder's contracts. Interest rates credited to investment contracts are guaranteed for the initial policy term with renewal rates determined as necessary by management. At December 31, 1997 and 1996, investment and universal life contracts comprised $5,435.8 and $5,660.9, respectively.

         Insurance Contracts

         Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits based on mortality, morbidity, and other assumptions which were appropriate at the time the policies were issued or acquired. These assumptions are periodically evaluated for potential premium deficiencies. At December 31, 1997 and 1996, insurance contracts comprised $567.8 and $511.0, respectively.

         Interest rate assumptions used in calculating the present value of future annuity and contract benefits range from 5.8% to 9.9%.

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================



   (6) Income Taxes

         The total provision for income taxes for the years ended December 31 consisted of the following components:

                                                                                  1997        1996       1995
------------------------------------------------------------------------------------------------------------
Current federal income tax provision                                      $       17.2        34.3       19.5
Deferred federal income tax provision (benefit)                                   17.3       (10.1)       3.9
------------------------------------------------------------------------------------------------------------

Subtotal federal provision                                                        34.5        24.2       23.4

Current state income tax provision                                                 1.3         1.0        1.0
Deferred state income tax provision (benefit)                                     (0.3)       (0.3)       0.1
------------------------------------------------------------------------------------------------------------
Subtotal state provision                                                           1.0         0.7        1.1
------------------------------------------------------------------------------------------------------------
Total income tax provision                                                $       35.5        24.9       24.5
=============================================================================================================


         The reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                                                                1997       1996        1995
------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate                                          35.0%      35.0%       35.0%
Equity in earnings of GE Capital Life of New York                               (2.8)      (3.5)       (0.7)
State income tax                                                                 0.6        0.6         1.2
Goodwill amortization                                                            0.5        0.7         2.7
Other, net                                                                      (0.1)       -           1.3
----------------------------------------------------------------------------------------------------------
Effective rate                                                                  33.2%      32.8%       39.5%
===========================================================================================================


GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================



   (6) Continued

         The components of the net deferred income tax benefit at December 31 are as follows:

                                                                                      1997             1996
------------------------------------------------------------------------------------------------------------
Assets:

     Future annuity and contract benefits                                  $           68.7             68.2
     Guaranty association assessments                                                  11.7             14.1
     Mortgage loans and real estate owned                                               -                6.2
     Other                                                                              1.0              0.7
-----------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                              81.4             89.2
-----------------------------------------------------------------------------------------------------------
Liabilities:

     Net unrealized gains on investment securities                                    (18.8)            (4.1)
     Investments                                                                       (3.1)            (2.0)
     Present value of future profits                                                  (35.7)           (45.2)
     Deferred acquisition costs                                                       (22.5)           (16.4)
     Other                                                                            (13.6)            (2.4)
-----------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                        (93.7)           (70.1)
-----------------------------------------------------------------------------------------------------------
Net deferred income tax benefit (liability)                                $          (12.3)            19.1
============================================================================================================


         Based on an analysis of the Company's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income enabling the Company to realize remaining deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was deemed necessary.

         The Company paid $25.4, $50.4 and $1.7, for federal and state income taxes during the years 1997, 1996 and 1995, respectively.


   (7) Related Party Transactions

         During the years ended December 31, 1997, 1996 and 1995, the Company recognized $3.4, $3.4 and $1.6, respectively, from its affiliates, Capital Brokerage Corporation (formerly known as GNA Securities, Inc.) and GNA Distributors, Inc. for reimbursement of marketing, administrative and general office expenses.

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================



   (7) Continued

         During the years ended December 31, 1997, 1996 and 1995, the Company received a dividend from GE Capital Life of New York of $7.2, $7.5 and $7.1, respectively.

   (8) Commitments and Contingencies

         Mortgage Loan Commitments

         As of December 31, 1997 and 1996, the Company was committed to fund $94.8 and $27.7, respectively, in mortgage loans.

         Guaranty Association Assessments

         The Company's insurance subsidiaries are required by law to participate in the guaranty associations of the various states in which they do business. The state guaranty associations ensure payment of guaranteed benefits, with certain restrictions, to policyholders of impaired or insolvent insurance companies by assessing all other companies involved in similar lines of business.

         There are currently several unrelated insurance companies which had substantial amounts of annuity business in the process of liquidation or rehabilitation. The Company's insurance subsidiaries paid assessments of $5.4, $3.9 and $6.6 to various state guaranty associations during the years 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, accounts payable and accrued expenses include $28.9 and $34.4, respectively, related to estimated future assessments.

         Litigation

         There is no material pending litigation to which the Company is a party or of which any of the Company's property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Company of which management has any knowledge.

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements
(Dollar amounts in millions)

(9)      Fair Value of Financial Instruments

         On December 31, 1995, the Company adopted SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments. This statement requires disclosures about the amounts, nature and terms of derivative financial instruments and modifies existing disclosure requirements for other financial instruments.

         The Company has no derivative financial instruments as defined by SFAS No. 119 at December 31, 1997, other than mortgage loan commitments of $94.8.

         The fair values of financial instruments presented in the applicable notes to the Company's consolidated financial statements are estimates of the fair values at a specific point in time using available market information and valuation methodologies considered appropriate by management. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

         Financial instruments that, as a matter of accounting policy, are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosures. Such items include fixed maturities, accrued investment income and certain other invested assets. The carrying value of policy loans and short-term investments approximates fair value at December 31, 1997 and 1996, respectively.

         At December 31, the carrying amounts and fair values of the Company's remaining financial instruments were as follows:

                                                             1997                        1996
                                               ----------------------------   ----------------------------
                                                   Carrying           Fair        Carrying           Fair
Financial Instruments                                amount          value          amount          value
----------------------------------------------------------------------------------------------------------
Mortgage loans                               $        1,203.8        1,268.6         1,159.7        1,171.2
Investment contracts                         $        5,315.3        5,194.3         5,504.0        5,364.5
----------------------------------------------------------------------------------------------------------


GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

===============================================================================




   (9) Continued

         The fair value of mortgage loans is estimated by discounting the estimated future cash flows using interest rates applicable to current loan origination, adjusted for credit risks.

         The estimated fair value of investment contracts is the amount payable on demand (cash surrender value) for deferred annuities and the net present value based on interest rates currently offered on similar contracts for non-life contingent immediate annuities. Fair value disclosures are not required for insurance contracts.

(10)     Restrictions on Dividends

         Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on 10% of the prior year surplus (net of adjustments in some cases) and prior year statutory income (net gain from operations, net income adjusted for realized capital gains, or net investment income). Dividends in excess of the prescribed limits or the company's earned surplus are deemed extraordinary and require formal state insurance commission approval. Based on statutory results as of December 31, 1997, the Company is able to pay $73.7 in dividends in 1998 without obtaining regulatory approval.

   (11)  Supplementary Financial Data

         The Company's insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (NAIC) that are prepared on an accounting basis prescribed by such authorities (statutory basis). Statutory accounting practices differ from generally accepted accounting principles (GAAP) in several respects, causing differences in reported net income and shareholder's interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. The Company's insurance subsidiaries have no significant permitted accounting practices.

         Combined statutory net income for the Company's insurance subsidiaries for the years ended December 31, 1997, 1996 and 1995 was $73.0, $65.4 and $76.7 , respectively. The

GREAT NORTHERN INSURED ANNUITY CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts in millions)

================================================================================

   (11)  Continued

         combined statutory capital and surplus as of December 31, 1997 and 1996 was $496.5 and $411.2, respectively.

         The NAIC has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset quality, (ii) insurance risk, (iii) interest rate risk, and (iv) other business factors. The RBC formula is designated as an early warning tool for the states to identify possible under- capitalized companies for the purpose of initiating regulatory action. In the course of operations, the Company periodically monitors the RBC level of each of its insurance subsidiaries. At December 31, 1997 and 1996, each of the Company's insurance subsidiaries exceeded the minimum required RBC levels.

===============================================================================