Form 10-Q
period 1998-03-31
GREAT NORTHERN INSURED ANNUITY CORP
filed 1998-05-14
CIK 904974

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     --------------


Commission file number 33-62674

                   GREAT NORTHERN INSURED ANNUITY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Washington                                 91-1127115
--------------------------------         -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
       incorporation)

Two Union Square, Suite 5600
Seattle, Washington                                                    98101
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


(Registrant's telephone number, including area code)            (206) 625-1755


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

                                TABLE OF CONTENTS




                                                                           Page


PART I     -   FINANCIAL INFORMATION

     Item  1.  Financial Statements......................................   3
     Item  2.  Management's Discussion and Analysis of Results
                 of Operations...........................................   8



PART II    -   OTHER INFORMATION

     Item  1.  Legal Proceedings.........................................   9
     Item  2.  Changes in Securities.....................................   9
     Item  3.  Defaults Upon Senior Securities...........................   9
     Item  4.  Submission of Matters to a Vote of Security Holders.......   9
     Item  5.  Other Information.........................................   9
     Item  6.  Exhibits and Reports on Form 8-K..........................   9



SIGNATURES                                                                 10

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                                 Balance Sheets

                                   (Unaudited)


                          (Dollar amounts in millions)

                                                                          March 31,   December 31,
                                                                            1998          1997
-------------------------------------------------------------------------------------------------
                                  Assets

Investments:
     Fixed maturities available for sale, at fair value                 $  4,971.8    $  5,056.9
     Mortgage loans, net of valuation allowance                            1,200.1       1,203.8
     Real estate owned, net                                                    4.1           4.1
     Policy loans                                                              3.3           3.3
     Short-term investments                                                     .8          98.8
     Other invested assets                                                   265.4         256.0
                                                                          -----------------------
                      Total investments                                    6,445.5       6,622.9

Cash                                                                           3.4           2.8
Accrued investment income                                                    111.7         110.7
Deferred acquisition costs                                                   100.5          97.7
Intangible assets                                                             92.7          98.5
Other assets                                                                 153.7         109.6
Separate account assets                                                       42.8          39.9
                                                                          -----------------------
                      Total assets                                      $  6,946.3    $  7,082.1
                                                                          -----------------------

                      Liabilities and Shareholder's Interest

Liabilities:
     Future annuity and contract benefits                               $  5,885.0    $  6,003.6
     Other policyholder liabilities                                           10.1          18.7
     Accounts payable and accrued expenses                                   186.8         215.1
     Deferred income tax liability                                            10.0          12.3
     Separate account liabilities                                             42.8          39.9
                                                                          -----------------------
                      Total liabilities                                    6,134.7       6,289.6
                                                                          -----------------------

Shareholder's interest:
     Common stock                                                              2.5           2.5
     Additional paid-in capital                                              542.0         542.0
     Net unrealized investment gains                                          44.2          38.3
     Retained earnings                                                       226.9         209.7
                                                                          -----------------------
                      Total shareholder's interest                           815.6         792.5
                                                                          -----------------------
                      Total liabilities and shareholder's interest      $  6,950.3    $  7,082.1
                                                                          -----------------------

See accompanying note to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                   Statements of Income and Retained Earnings

                                   (Unaudited)

                          (Dollar amounts in millions)

-----------------------------------------------------------------------------
                                                        Three months ended
                                                              March 31
                                                       ---------------------
                                                          1998      1997
----------------------------------------------------------------------------
Revenues:
     Net investment income                                116.7   $ 119.9
     Net realized investment gains (losses)                 (.8)      8.4
     Premiums                                               3.9      28.4
     Policy fees and other income                           1.7       2.4
                                                        --------------------
              Total revenues                              121.5     159.1
                                                        --------------------
Benefits and expenses:
     Interest credited                                     69.0      74.5
     Change in policy reserves                              6.8      29.1
     Annuity and surrender benefits                         6.2       8.7
     Commissions                                            1.7       4.9
     General expenses                                       2.3       9.7
     Amortization of intangibles, net                       7.7       9.1
     Change in deferred acquisition costs, net              2.0      (3.4)
                                                        --------------------
              Total benefits and expenses                  95.7     132.6
                                                        --------------------
              Income before income taxes                   25.8      26.5
Provision for income taxes                                  8.6       8.9
                                                        --------------------
              Net income                                   17.2      17.6
Retained earnings at beginning of period                  209.7     138.4
----------------------------------------------------------------------------
Retained earnings at end of period                        226.9   $ 156.0
----------------------------------------------------------------------------

See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)

                          (Dollar amounts in millions)



----------------------------------------------------------------------------------------------------------------------

                                                                                            Three months ended
                                                                                                 March 31
 ----------------------------------------------------------------------------------------------------------------------
                                                                                       1998                  1997

Cash flows from operating activities:
     Net income                                                                      $     17.2            $    17.6
                                                                                        ----------         -----------
     Adjustments to reconcile net income to net cash provided by operating activities:
           Equity in undistributed earnings of subsidiary                                  (2.1)                (1.9)
           Increase in future policy benefits                                              75.8                103.6
           Net realized investment (gains) losses                                           0.8                 (8.4)
           Amortization of investment premiums and discounts                               (0.4)                 4.3
           Amortization of intangibles, net                                                 7.7                  9.1
           Change in certain assets and liabilities:
               Decrease (increase) in:
                  Accrued investment income                                                (1.0)                 1.3
                  Deferred acquisition costs                                                2.0                 (3.4)
                  Other assets                                                            (44.1)               (12.0)
               Increase (decrease) in:
                  Other policy-related balances                                            (8.4)                (6.9)
                  Accounts payable and accrued expenses                                   (28.3)                13.9
                  Deferred income tax liability                                            (3.2)                (3.1)
                                                                                        ----------         -----------

                  Total adjustments                                                        (1.2)                96.5
                                                                                        ----------         -----------

                  Net cash provided by operating activities                                16.0                114.1
                                                                                        ----------         -----------

Cash flows from investing activities:
     Proceeds from investments in fixed maturities and other invested assets              342.4                201.3
     Principal collected on mortgage and policy loans                                      61.7                 48.4
     Purchases of fixed maturities and other invested assets                             (264.7)              (223.0)
     Mortgage loan originations                                                           (58.4)               (22.3)
                                                                                        ----------         -----------

                  Net cash provided by investing activities                                81.0                  4.4
                                                                                        ----------         -----------

Cash flows from financing activities:
     Proceeds from issue of investment contracts                                           30.7                 80.1
     Redemption and benefit payments on investment contracts                             (225.1)              (193.6)
                                                                                        ----------         -----------

                  Net cash used in financing activities                                  (194.4)              (113.5)
                                                                                        ----------         -----------
                                                                                        ----------         -----------

                  Net increase (decrease) in cash and cash equivalents                    (97.4)                 5.0

Cash and cash equivalents at beginning of period                                          101.6                  6.2
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $      4.2         $       11.2
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                                 March 31, 1998

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

       The condensed quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

 (2)   Commitment and Contingencies

       As of March 31, 1998 and December 31, 1997, the Company was committed to fund $19.8 million and $94.8 million, respectively, in mortgage loans.

       There is no material pending litigation to which the Company is a party or of which any of the Company's property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Company of which management has any knowledge.

(3)    New Accounting Standards

       Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of January 1, 1998. This Statement requires reporting of changes in share owners' equity that do not result directly from transactions with share owners. An analysis of these changes follows:

                                                      Three Months Ended
                                               --------------------------------
       (Dollars in millions)                   March 31, 1998    March 31, 1997
                                               --------------    --------------

       Net earnings                               $ 17.2             17.6
       Unrealized gains (losses) on investment
           Securities - net                          5.9            (24.4)
                                                   -----            ------
       Total                                      $ 23.1             (6.8)
                                                    ====            =====

Item 2.  Management's Discussion and Analysis of Results of Operations

RESULTS OF OPERATIONS

GNA's results of operations for the three months ended March 31, 1998 and 1997, include the accounts of GNA, as well as its investment in GE Capital Life of New York, accounted for under the equity method.

Net investment income decreased $3.2 million to $116.7 million during the first three months of 1998 compared to 1997. The change is attributable to a reduction in earning assets. Overall investment yields have also decreased due to a lower interest rate environment.

Net realized investment gains/losses - Net realized investment losses were $0.8 million during the first three months of 1998, compared to $8.4 million in gains during the same period in 1997. This change is related to the Company's asset/liability risk management and varies with market and economic conditions.

Premiums decreased $24.5 million to $3.9 million during the first three months of 1998. This decrease is due to lower sales of life contingent structured settlement product primarily related to a shift in marketing focus to products of GE Capital Assurance, an affiliated company.

Interest credited on policyholder deposits decreased $5.5 million to $69.0 million for the first three months of 1998 due to lower future annuity and contract benefit liabilities and a lower interest rate environment.

Change in policy reserves decreased $22.3 million to $6.8 million during the first three months of 1998. This decrease is largely due to surrenders of policies as a result of the changing market conditions.

Annuity and surrender benefits decreased $2.5 million to $6.2 million primarily due to lower benefit payments on life contingent structured settlement products.

Commissions decreased $3.2 million to $1.7 million. This decrease is due to continued shift in marketing focus to GE Capital Assurance products.

General expenses decreased $7.4 million to $2.3 million for the first three months of 1998. Decrease is due to the Company's continuing cost reduction strategy and shift in marketing focus to products issued by GE Capital Assurance.

Amortization of intangibles (net) decreased $1.4 million to $7.7 million. The Company established goodwill and present value of future profits (PVFP) assets in connection with GNA's acquisition. The decrease is primarily related to lower PVFP amortization for the period ended March 31, 1998.

Change in deferred acquisition costs increased $5.4 million primarily as a result of amortization of prior capitalized cost and lower current period capitalization resulting from lower sales.

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


                                     GREAT NORTHERN INSURED ANNUITY CORPORATION
                                                    (Registrant)




                      , 1998            By  /s/ Thomas W. Casey
----------------------------               ------------------------------------
         Date                            Thomas W. Casey, Senior Vice President,
                                                  Chief Financial Officer
                                               (Principal Financial Officer)




                      , 1998            By  /s/ Stephen N. DeVos
----------------------------               ------------------------------------
         Date                                 Stephen N. DeVos, Vice President
                                                        and Controller
                                                (Principal Accounting Officer)