Form 10-Q
period 1998-06-30
GREAT NORTHERN INSURED ANNUITY CORP
filed 1998-08-07
CIK 904974

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     _____________


Commission file number 33-62674

                  GREAT NORTHERN INSURED ANNUITY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Washington                                           91-1127115
------------------------------                     -----------------------------
    (State or other                                         (I.R.S. Employer
    jurisdiction of                                       Identification No.)
     incorporation)

Two Union Square, Suite 5600
Seattle, Washington                                                       98101
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


(Registrant's telephone number, including area code)  (206) 625-1755


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

                               TABLE OF CONTENTS
                                                                           Page
                                                                           ----

PART I  -  FINANCIAL INFORMATION

   Item 1. Financial Statements ............................................ 3
   Item 2. Management's Discussion and Analysis of Results of Operations ... 8

PART II -  OTHER INFORMATION

   Item 1. Legal Proceedings ............................................... 9
   Item 2. Changes in Securities ........................................... 9
   Item 3. Defaults Upon Senior Securities ................................. 9
   Item 4. Submission of Matters to a Vote of Security Holders ............. 9
   Item 5. Other Information ............................................... 9
   Item 6. Exhibits and Reports on Form 8-K ................................ 9


SIGNATURES                                                                  10

                  GREAT NORTHERN INSURED ANNUITY CORPORATION

                                 BALANCE SHEETS

                                   (Unaudited)


                          (Dollar amounts in millions)

--------------------------------------------------------------------------------


                                                       June 30,     December 31,
                                                        1998             1997
--------------------------------------------------------------------------------

                       Assets

Investments:
   Fixed maturities available for sale, at
      fair value                                      $ 4,943.2       $ 5,056.9
   Mortgage loans, net of valuation allowance           1,149.7         1,203.8
   Real estate owned, net                                   5.1             4.1
   Policy loans                                             3.4             3.3
   Short-term investments                                   1.6            98.8
   Other invested assets                                  278.2           256.0
                                                        ------------------------

               Total investments                         6,381.2         6,622.9

Cash                                                         1.1             2.8
Accrued investment income                                  106.1           110.7
Deferred acquisition costs                                 102.3            97.7
Intangible assets                                           90.1            98.5
Other assets                                                56.8           109.6
Separate account assets                                     40.7            39.9
                                                        ------------------------

               Total assets                           $  6,778.3       $ 7,082.1
                                                        ========================

                 Liabilities and
              Shareholder's Interest

Liabilities:
   Future annuity and contract benefits               $  5,694.4       $ 6,003.6
   Other policyholder liabilities                           11.9            18.7
   Accounts payable and accrued expenses                   152.7           215.1
   Deferred income tax liability                            24.7            12.3
   Separate account liabilities                             40.7            39.9
                                                        ------------------------

               Total liabilities                         5,924.4         6,289.6
                                                        ------------------------


   Accumulated non-owner changes in equity                  57.7            38.3
   Common stock                                              2.5             2.5
   Additional paid-in capital                              542.0           542.0
   Retained earnings                                       251.7           209.7
                                                        ------------------------

               Total shareholder's interest                853.9           792.5

--------------------------------------------------------------------------------

               Total liabilities and
                  shareholder's interest              $  6,778.3       $ 7,082.1
================================================================================




See accompanying notes to financial statements.

                  GREAT NORTHERN INSURED ANNUITY CORPORATION

                  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                   (Unaudited)

                          (Dollar amounts in millions)




--------------------------------------------------------------------------------

                                       Three months
                                           ended            Six months ended
                                          June 30               June 30
--------------------------------------------------------------------------------
                                        1998      1997          1998      1997
--------------------------------------------------------------------------------

Revenues:
   Net investment income            $ 119.6    $  119.1       $ 236.3   $ 239.0
   Net realized investment gains
      (losses)                          1.4        (1.8)          0.7       6.6
   Premiums                             5.2        22.3           9.1      50.7
   Policy fees and other income         2.7         2.2           4.4       4.6
                                     ---------   --------      -----------------

         Total revenues               128.9       141.8         250.5     300.9
                                     ---------   --------      -----------------

Benefits and expenses:
   Interest credited                   65.1        73.0         134.1     147.5
   Change in policy reserves            2.5        21.1           9.4      50.2
   Annuity and surrender benefits      12.6         9.8          18.8      18.6
   Commissions                          1.2         6.0           2.8      10.9
   General expenses                     3.3         8.2           5.6      17.9
   Amortization of intangibles, net     6.9         7.6          14.7      16.7
   Change in deferred acquisition
       costs, net                       2.7        (4.3)          4.7      (7.8)
                                     ---------    --------     -----------------


         Total benefits and
            expenses                   94.3       121.4         190.1     254.0
                                     ---------   --------      -----------------

         Income before income taxes    34.6        20.4          60.4      46.9

Provision for income taxes              9.8         6.7          18.4      15.6
                                     ---------   --------      -----------------

         Net income                    24.8        13.7          42.0      31.3

Retained earnings at beginning of
   period                             226.9       156.0         209.7     138.4
--------------------------------------------------------------------------------

Retained earnings at end of period  $ 251.7    $  169.7       $ 251.7   $ 169.7
================================================================================


See accompanying notes to financial statements.

                  GREAT NORTHERN INSURED ANNUITY CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                          (Dollar amounts in millions)


--------------------------------------------------------------------------------

                                                             Six months ended
                                                                  June 30,
                                                          ----------------------
                                                            1998           1997
--------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                             $ 42.0      $    31.3
                                                            --------------------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Equity in undistributed earnings of
          subsidiary                                        (9.5)          (3.9)
        Increase in future policy benefits                 143.5          197.7
        Net realized investment (gains) losses              (0.7)          (6.6)
        Amortization of investment premiums and
          discounts                                         (1.5)           8.0
        Amortization of intangibles, net                    14.7           16.7
        Change in certain assets and liabilities:
          Decrease (increase) in:
            Accrued investment income                        4.6           (1.1)
            Deferred acquisition costs                       4.6           (7.8)
            Other assets                                    52.8          (26.4)
          Increase (decrease) in:
            Other policyholder liabilities                  (6.8)         (23.2)
            Accounts payable and accrued expenses          (62.4)          34.7
            Deferred income tax liability                    4.0           (5.3)
                                                           ---------------------

            Total adjustments                              143.3          182.8
                                                           ---------------------

            Net cash provided by operating activities      185.3          214.1
                                                           ---------------------

Cash flows from investing activities:
   Proceeds from investments in fixed maturities and
      other invested assets                                656.5          559.2
   Principal collected on mortgage and policy loans        125.2           81.5
   Purchases of fixed maturities and other invested
      assets                                              (541.5)        (549.6)
   Mortgage loan originations                              (71.7)         (53.3)
                                                           ---------------------

            Net cash provided by investing activities      168.5           37.8
                                                           ---------------------

Cash flows from financing activities:
   Proceeds from issue of investment contracts              48.7          179.6
   Redemption and benefit payments on investment
      contracts                                           (501.4)        (419.2)
                                                           ---------------------

            Net cash used in financing activities         (452.7)        (239.6)
                                                           ---------------------

            Net increase (decrease) in cash and cash
               equivalents                                 (90.7)          12.3

Cash and cash equivalents at beginning of period           101.6            6.2
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $  2.7      $    18.5
================================================================================



See accompanying notes to financial statements.

                  GREAT NORTHERN INSURED ANNUITY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1998

                                   (Unaudited)


-------------------------------------------------------------------------------


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

 (2) COMMITMENT AND CONTINGENCIES

     As of June 30, 1998 and December 31, 1997, the Company was committed to fund $17.2 million and $94.8 million, respectively, in mortgage loans.

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

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1998

                                   (Unaudited)


-------------------------------------------------------------------------------










                                    Three Months Ended                        Six  Months Ended
     (Dollars in Millions)    June 30, 1998     June 30, 1997           June 30, 1998     June 30, 1997
                              -------------     -------------           -------------     -------------

     Net Earnings                 $24.8             $13.7                    $42.0             $31.3
     Unrealized gains
     on Investment
     securities -net               13.5              24.9                     19.4               0.5
                                   ----              ----                     ----               ---

     Total                        $38.3             $38.6                    $61.4             $31.8
                                  =====             =====                    =====             =====


(4) In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Corporation will not adopt the Statement until required to do so on January 1, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GNA's results of operations for the six months ended June 30, 1998 and 1997, include the accounts of GNA, as well as its investment in GE Capital Life of New York, accounted for under the equity method.

NET INVESTMENT INCOME decreased $2.7 million to $236.3 million during the first six months of 1998 compared to 1997. The change is attributable to a reduction in earning assets. Overall investment yields have also decreased due to a lower interest rate environment.

NET REALIZED INVESTMENT GAINS/LOSSES - Net realized investment gains were $0.7 million during the first six months of 1998, compared to $6.6 million in gains during the same period in 1997. This change is related to the Company's asset/liability risk management and varies with market and economic conditions.

PREMIUMS decreased $41.6 million to $9.1 million during the first six months of 1998. This decrease is due to lower sales of life contingent structured settlement product primarily related to a shift in marketing focus to products of GE Capital Assurance, an affiliated company.

INTEREST CREDITED on policyholder deposits decreased $13.4 million to $134.1 million for the first six months of 1998 due to lower future annuity and contract benefit liabilities and a lower interest rate environment.

CHANGE IN POLICY RESERVES decreased $40.8 million to $9.4 million during the first six months of 1998. This decrease is largely due to the higher level of annuity benefits as well as a reduction in sales related to the shift in marketing to focus on products of GE Capital Assurance, an affiliated company.

ANNUITY AND SURRENDER BENEFITS increased $0.2 million to $18.8 million primarily due to normal growth in the number of policyholders receiving benefit payments.

COMMISSIONS decreased $8.1 million to $2.8 million. This decrease is due to continued shift in marketing focus to GE Capital Assurance products.

GENERAL EXPENSES decreased $12.3 million to $5.6 million for the first six months of 1998. Decrease is due to the Company's continuing cost reduction strategy and shift in marketing focus to products issued by GE Capital Assurance.

AMORTIZATION OF INTANGIBLES (NET) decreased $2.0 million to $14.7 million. The Company established goodwill and present value of future profits (PVFP) assets in connection with GNA's acquisition. The decrease is primarily related to lower PVFP amortization for the period ended June 30, 1998.

CHANGE IN DEFERRED ACQUISITION COSTS increased $12.5 million primarily as a result of amortization of prior capitalized cost and lower current period capitalization resulting from lower sales.

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

                                     GREAT NORTHERN INSURED ANNUITY CORPORATION
                                     ------------------------------------------
                                                  (Registrant)


                  , 1998    By /s/Thomas W. Casey
                               ________________________________________________
________________________       Thomas W. Casey, Senior Vice President, Chief
       Date                    Financial Officer (Principal Financial Officer)


                  , 1998    By /s/Stephen N. DeVos
________________________       _________________________________________________
       Date                    Stephen N. DeVos, Vice President and Controller
                                       (Principal Accounting Officer)