Form 10-Q
period 1998-09-30
GREAT NORTHERN INSURED ANNUITY CORP
filed 1998-11-12
CIK 904974

FORM 10-Q


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ______________


Commission file number 33-62674

                   Great Northern Insured Annuity Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Washington                                 91-1127115
-----------------------------------        -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
           incorporation)

Two Union Square, Suite 5600
Seattle, Washington                                                        98101
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


(Registrant's telephone number, including area code)              (206) 625-1755


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

                                Table of Contents




                                                                           Page
                                                                           -----

Part I        -   Financial Information

     Item     1.  Financial Statements..................................     3
     Item     2.  Management's Discussion and Analysis
                    of Results of Operations............................     8



Part II       -   Other Information

     Item     1.  Legal Proceedings.....................................    10
     Item     2.  Changes in Securities.................................    10
     Item     3.  Defaults Upon Senior Securities.......................    10
     Item     4.  Submission of Matters to a Vote of Security Holders...    10
     Item     5.  Other Information.....................................    10
     Item     6.  Exhibits and Reports on Form 8-K......................    10



Signatures                                                                  11

Item 1.  Financial Statements

                   Great Northern Insured Annuity Corporation

                                 Balance Sheets


                          (Dollar amounts in millions)

                                                                   Sept. 30, 1998    Dec. 31, 1997
                                                                    (Unaudited)       (Unaudited)
                                                                   --------------    -------------
                                   Assets
Investments:
     Fixed maturities available for sale, at fair value             $   4,961.2     $   5,056.9
     Mortgage loans, net of valuation allowance                         1,077.5         1,203.8
     Real estate owned, net                                                 4.8             4.1
     Policy loans                                                           3.3             3.3
     Short-term investments                                                 4.8            98.8
     Other invested assets                                                270.0           256.0
                                                                    ---------------------------
                      Total investments                                 6,321.6         6,622.9

Cash                                                                        2.5             2.8
Accrued investment income                                                 108.7           110.7
Deferred acquisition costs                                                 83.2            97.7
Intangible assets                                                          65.1            98.5
Other assets                                                               47.1           109.6
Separate account assets                                                    36.9            39.9
                                                                    ---------------------------
                      Total assets                                  $   6,665.1     $   7,082.1
                                                                    ===========================
                  Liabilities and Shareholder's Interest

Liabilities:
     Future annuity and contract benefits                           $   5,506.9     $   6,003.6
     Other policyholder liabilities                                        10.8            18.7
     Accounts payable and accrued expenses                                202.8           215.1
     Deferred income tax liability                                         22.8            12.3
     Separate account liabilities                                          36.9            39.9
                                                                    ---------------------------
                      Total liabilities                                 5,780.2         6,289.6
                                                                    ---------------------------

     Accumulated non-owner changes in equity                               77.2            38.3
     Common stock                                                           2.5             2.5
       Additional paid-in capital                                         542.0           542.0
     Retained earnings                                                    263.2           209.7
                                                                    ---------------------------
                      Total shareholder's interest                        884.9           792.5
                                                                    ---------------------------
                      Total liabilities and shareholder's interest  $   6,665.1     $   7,082.1
                                                                    ===========================

See accompanying notes to financial statements.

                   Great Northern Insured Annuity Corporation

                   Statements of Income and Retained Earnings

                                   (Unaudited)

                          (Dollar amounts in millions)




                                                             Three months ended                Nine months ended
                                                                September 30,                     September 30,
                                                           1998             1997                1998          1997
                                                          -----            ------              ------        ------
Revenues:
     Net investment income                               $ 101.5        $  117.8            $  337.8       $  356.8
     Net realized investment gains (losses)                  1.0             (.1)                1.6            6.5
     Premiums                                                2.9             7.2                12.1           57.9
     Policy fees and other income                            2.4             1.7                 6.9            6.4
                                                         -------        --------            --------       --------
              Total revenues                               107.8           126.6               358.4          427.6
                                                         -------        --------            --------       --------

Benefits and expenses:
     Interest credited                                      62.4            73.3               196.5          220.8
     Change in policy reserves                               2.5             8.5                11.9           58.7
     Annuity and surrender benefits                          9.7             7.9                28.6           26.4
     Commissions                                              .9             2.5                 3.7           13.3
     General expenses                                        2.2             5.2                 7.8           23.4
     Amortization of intangibles, net                        7.2             8.5                21.9           25.2
     Change in deferred acquisition costs, net               3.4            (2.3)                8.1          (10.1)
                                                         -------        --------            --------       --------

              Total benefits and expenses                   88.3           103.6               278.5          357.7
                                                         -------        --------            --------       --------

              Income before income taxes                    19.5            23.0                79.9           69.9

Provision for income taxes                                   8.0             7.4                26.4           23.0
                                                         -------        --------            --------       --------

              Net income                                    11.5            15.6                53.5           46.9

Retained earnings at beginning of period                   251.7           169.7               209.7          138.4
                                                         -------        --------            --------       --------

Retained earnings at end of period                       $ 263.2       $   185.3            $  263.2       $  185.3
                                                         =======        ========            ========       ========




See accompanying notes to financial statements.

                   Great Northern Insured Annuity Corporation

                            Statements of Cash Flows

                                   (Unaudited)

                          (Dollar amounts in millions)



                                                                                              Nine months ended
                                                                                                September 30,
                                                                                           1998                 1997
                                                                                          ------               ------
Cash flows from operating activities:
     Net income                                                                           $ 53.5              $  46.9
                                                                                          ------              -------
     Adjustments to reconcile net income to net cash provided by operating activities:
           Equity in undistributed earnings of subsidiary                                   (7.0)                (6.2)
           Increase in future policy benefits                                              208.3                279.5
           Net realized investment gains                                                    (1.6)                (6.5)
           Amortization of investment premiums and discounts                                 3.8                 10.3
           Amortization of intangibles, net                                                 21.9                 25.2
           Change in certain assets and liabilities:
               Decrease (increase) in:
                  Accrued investment income                                                  2.0                 (1.9)
                  Deferred acquisition costs                                                 8.1                (10.1)
                  Other assets                                                              62.5               (247.9)
               Increase (decrease) in:
                  Other policyholder liabilities                                            (7.9)               (31.0)
                  Accounts payable and accrued expenses                                    (12.3)               230.9
                  Deferred income tax liability                                             (7.1)                (8.3)
                                                                                          ------              -------

                  Total adjustments                                                        270.7                234.0
                                                                                          ------              -------

                  Net cash provided by operating activities                                324.2                280.9
                                                                                          ------              -------

Cash flows from investing activities:
     Proceeds from investments in fixed maturities and other invested assets               879.8                849.9
     Principal collected on mortgage and policy loans                                      206.3                122.3
     Purchases of fixed maturities and other invested assets                              (718.1)              (766.8)
     Mortgage loan originations                                                            (81.2)              (111.5)
                                                                                          ------              -------

                  Net cash provided by investing activities                                286.8                 93.9
                                                                                          ------              -------

Cash flows from financing activities:
     Proceeds from issue of investment contracts                                           180.2                230.2
     Redemption and benefit payments on investment contracts                              (885.5)              (601.4)
                                                                                          ------              -------

                  Net cash used in financing activities                                   (705.3)              (371.2)
                                                                                          ------              -------

                  Net increase (decrease) in cash and cash equivalents                     (94.3)                 3.7

Cash and cash equivalents at beginning of period                                           101.6                  6.2
                                                                                          ------              -------

Cash and cash equivalents at end of period                                                $  7.3               $  9.9
                                                                                          ======              =======



See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                               September 30, 1998

                                   (Unaudited)


--------------------------------------------------------------------------------

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

 (2)   Commitment and Contingencies

       As of September 30, 1998 and December 31, 1997, the Company was committed to fund $24.0 million and $94.8 million, respectively, in mortgage loans.

       There is no material pending litigation to which the Company is a party or of which any of the Company's property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Company of which management has any knowledge.

(3)    New Accounting Standards

       Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of January 1, 1998. This Statement requires reporting of changes in shareholder's equity that do not result directly from transactions with the shareholder. An analysis of these changes follows:

                                                      Three Months Ended
       (Dollars in millions)                   Sept 30, 1998     Sept 30, 1997
                                               -------------     -------------

       Net Income                                   $11.5             $15.6
       Unrealized gains on Investment
       securities-net                                19.5              29.3
                                                     ----              ----

       Total                                        $31.0             $44.9
                                                    =====             =====


                                                       Nine Months Ended
       (Dollars in millions)                    Sept 30, 1998     Sept 30, 1997
                                                -------------     -------------

       Net Income                                   $53.5             $46.9
       Unrealized gains on Investment
       securities-net                                38.9              29.8
                                                     ----              ----

       Total                                        $92.4             $76.7
                                                    =====             =====


       (4) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earning unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Company will not adopt the Statement until required to do so on January 1, 2000.

Item 2.  Management's Discussion and Analysis of Results of Operations

RESULTS OF OPERATIONS

GNA's results of operations for the nine months ended September 30, 1998 and 1997, include the accounts of GNA, as well as its investment in GE Capital Life of New York, accounted for under the equity method.

Net investment income decreased $19.0 million to $337.8 million during the first nine months of 1998 compared to 1997. The change is attributable to a reduction in earning assets. Overall investment yields have also decreased due to a lower interest rate environment.

Net realized investment gains were $1.6 million during the first nine months of 1998, compared to $6.5 million in gains during the same period in 1997. This change is related to the Company's asset/liability risk management and varies with market and economic conditions and include net investment gains from securities being tendered.

Premiums decreased $45.8 million to $12.1 million during the first nine months of 1998. This decrease is due to lower sales of life contingent structured settlement products primarily related to a shift in marketing focus to products of GE Capital Assurance, an affiliated company.

Interest credited on policyholder deposits decreased $24.3 million to $196.5 million for the first nine months of 1998 due to lower future annuity and contract benefit liabilities and a lower interest rate environment.

Change in policy reserves decreased $46.8 million to $11.9 million during the first nine months of 1998. This decrease is largely due to the higher level of annuity benefits.

Annuity and surrender benefits increased $2.2 million to $28.6 million primarily due to normal growth in the number of policyholders receiving benefit payments.

Commissions decreased $9.6 million to $3.7 million. This decrease is due to continued shift in marketing focus to GE Capital Assurance products.

General expenses decreased $15.6 million to $7.8 million for the first nine months of 1998. Decrease is due to the Company's continuing cost reduction strategy and shift in marketing focus to products issued by GE Capital Assurance.

Amortization of intangibles (net) decreased $3.3 million to $21.9 million. The Company established goodwill and present value of future profits (PVFP) assets in connection with GNA's acquisition. The decrease is primarily related to lower PVFP amortization for the period ended September 30, 1998.

Change in deferred acquisition costs increased $18.2 million primarily as a result of amortization of prior capitalized cost and lower current period capitalization resulting from lower sales.

Item 2.  Management's Discussion and Analysis of Results of Operations
         (continued)

Year 2000. The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Company has undertaken efforts to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact its customers. The Company has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying the Six Sigma quality program in four phases: (1) define/measure-identify and inventory possible sources of Year 2000 issues; (2) analyze - determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve - execute project plans and perform a majority of the testing; and (4) control - complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored continuously at each business and company-wide reviews with senior management are conducted quarterly. Management plans to have completed the first three phases of the program for a majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

The scope of the Company's Year 2000 effort encompasses many applications and computer programs; products and services; facilities and facilities-related equipment; and suppliers; and, customers. Business operations of the Company are also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services.
In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to repay amounts owed to the Company. The likelihood and effects of failures in infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of the Company's business, suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Total Year 2000 remediation expenditures are expected to be approximately $45 million for GE Financial Assurance, parent for the Company, of which two-thirds is expected to be spent by the end of 1998. Most of these cost are not likely to be incremental cost, but rather will represent the redeployment of existing resources.

The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

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


                                    Great Northern Insured Annuity Corporation
                                                  (Registrant)




November 11, 1998              By  /s/ Thomas W. Casey
-------------------              ----------------------------------------------
Date                             Thomas W. Casey, Senior Vice President, Chief
                                 Financial Officer (Principal Financial Officer)




November 11, 1998              By  /s/ Stephen N. DeVos
-------------------              ----------------------------------------------
Date                             Stephen N. DeVos, Vice President and Controller
                                          (Principal Accounting Officer)