Form 10-K
period 1998-12-31
GREAT NORTHERN INSURED ANNUITY CORP
filed 1999-03-31
CIK 904974

FORM 10-K


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549




[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________


Commission file number 33-62674

                   Great Northern Insured Annuity Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Washington                                     91-1127115
------------------------------------       -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of incorporation)

Two Union Square, Suite 1400
Seattle, Washington                                        98101
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code)      (206) 625-1755


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

FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

(WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Great Northern Insured Annuity Corporation:

We have audited the accompanying balance sheets of Great Northern Insured Annuity Corporation as of December 31, 1998 and 1997, and the related statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Northern Insured Annuity Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.




Richmond, Virginia
January 22, 1999

                               GREAT NORTHERN INSURED ANNUITY CORPORATION

                                             Balance Sheets

                                       December 31, 1998 and 1997
                         (Dollar amounts in millions, except per share amounts)



                                             ASSETS                                  1998        1997
                                                                                   ---------  -----------

Investments:
    Fixed maturities available-for-sale, at fair value (amortized cost of
       $4,580.4 in 1998 and $4,903.2 in 1997)                                    $  4,731.9      5,056.9
    Mortgage loans, net of valuation allowance of $39.0 and $36.7
       at December 31, 1998 and 1997, respectively                                  1,045.4      1,203.8
    Real estate owned, net                                                              4.8          4.1
    Policy loans                                                                        3.3          3.3
    Short-term investments                                                             10.2         98.8
    Other invested assets                                                             277.1        256.0
                                                                                   ---------  -----------
             Total investments                                                      6,072.7      6,622.9

Cash                                                                                    2.4          2.8
Accrued investment income                                                              99.3        110.7
Deferred acquisition costs                                                             90.2         97.7
Intangible assets                                                                      76.0         98.5
Other assets                                                                           30.4        109.6
Separate account assets                                                                40.5         39.9
                                                                                   ---------  -----------
             Total assets                                                        $  6,411.5      7,082.1
                                                                                   =========  ===========

                             LIABILITIES AND SHAREHOLDER'S INTEREST

Liabilities:
    Future annuity and contract benefits                                         $  5,356.0      6,003.6
    Other policyholder liabilities                                                     10.7         18.7
    Accounts payable and accrued expenses                                             112.7        215.1
    Separate account liabilities                                                       40.5         39.9
    Deferred income tax liability                                                      23.0         12.3
                                                                                   ---------  -----------

             Total liabilities                                                      5,542.9      6,289.6
                                                                                   ---------  -----------

Shareholder's interest:
    Net unrealized investment gains                                                    47.7         38.3
                                                                                   ---------  -----------
       Accumulated non-owner changes in equity                                         47.7         38.3
    Common stock, ($100 par value;  25,000 authorized, issued and outstanding)          2.5          2.5
    Additional paid-in capital                                                        542.0        542.0
    Retained earnings                                                                 276.4        209.7
                                                                                   ---------  -----------

             Total shareholder's interest                                             868.6        792.5
                                                                                   ---------  -----------
             Total liabilities and shareholder's interest                        $  6,411.5      7,082.1
                                                                                   =========  ===========


See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                              Statements of Income

                  Years ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)



                                                                     1998          1997         1996
                                                                  ------------  -----------  ------------
Revenues:
     Net investment income                                      $       441.7        475.3         462.5
     Net realized investment gains                                        9.0         19.7           3.1
     Premiums                                                            17.5         61.1         200.0
     Policy fees and other income                                         8.3          8.3           8.1
                                                                  ------------  -----------  ------------

              Total revenues                                            476.5        564.4         673.7
                                                                  ------------  -----------  ------------

Benefits and expenses:
     Interest credited                                                  253.6        293.9         295.7
     Benefits and other changes in policy reserves                       54.8         97.7         230.9
     Commissions                                                          5.3         14.7          27.4
     General expenses                                                    17.5         26.9          36.5
     Amortization of intangibles, net                                    31.3         32.6          33.9
     Change in deferred acquisition costs, net                           14.8         (8.2)        (26.7)
                                                                  ------------  -----------  ------------

              Total benefits and expenses                               377.3        457.6         597.7
                                                                  ------------  -----------  ------------

Income before income taxes                                               99.2        106.8          76.0

Provision for income taxes                                               32.5         35.5          24.9
                                                                  ------------  -----------  ------------

              Net income                                        $        66.7         71.3          51.1
                                                                  ============  ===========  ============


See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                      Statements of Shareholder's Interest

                  Years ended December 31, 1998, 1997 and 1996
               (Dollar amounts in millions, except share amounts)


                                                                              Accumulated
                                                                               non-owner
                                                                Additional      changes                    Total
                                              Common Stock         paid-in    other than   Retained    shareholder's
                                            Shares    Amount       capital     earnings    earnings      interest
                                            ----------------     ----------   -----------   --------    -------------
Balances at January 1, 1996                 25,000   $   2.5        541.9         29.9        87.3           661.6
Changes other than transactions
 with shareholder:
     Net income                                 -         -            -            -         51.1            51.1
     Net unrealized losses on
     securities (a)                             -         -            -         (22.9)         -            (22.9)
                                                                                                         ------------
Total changes other than
 transactions with shareholder                                                                                28.2
                                                                                                         ------------
Purchase price adjustments                      -         -           0.1           -           -              0.1
                                            ------  --------     ----------    -----------  --------     ------------

Balances at December 31, 1996               25,000       2.5        542.0          7.0       138.4            689.9
Changes other than transactions
 with shareholder:
     Net income                                 -         -            -            -         71.3             71.3
     Net unrealized gains on
     securities (a)                             -         -            -          31.3          -              31.3
                                                                                                         ------------
Total changes other than
 transactions with shareholder                                                                                102.6
                                             ------  --------     ----------    -----------  --------     ------------

Balances at December 31, 1997               25,000       2.5        542.0         38.3       209.7            792.5
Changes other than transactions
 with shareholder:
    Net income                                  -         -            -            -         66.7             66.7
    Net unrealized gains on
    securities (a)                              -         -            -           9.4          -               9.4
                                                                                                          ------------
Total changes other than
 transactions with shareholder                                                                                 76.1
                                             ------  --------     ----------    -----------  --------     ------------
Balances at December 31, 1998               25,000   $   2.5        542.0         47.7       276.4            868.6
                                            =======  ========     ==========    ===========  ========     ============

(a) Presented net of deferred taxes of $(5.2) million, $(17.4) million and $12.7 million in 1998, 1997 and 1996, respectively.

See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)


                                                                                   1998         1997         1996
                                                                                -----------  -----------  -----------
Cash flows from operating activities:
     Net income                                                               $       66.7         71.3         51.1
     Adjustments to reconcile net income to net cash provided by operating activities:
        Increase in future policy benefits                                           270.8        355.3        496.7
        Equity in earnings of GE Capital Life of New York                             (9.4)        (8.4)        (7.6)
        Net realized investment gains                                                 (9.0)       (19.7)        (3.1)
        Amortization of investment premiums and discounts                              7.1          9.9         27.7
        Amortization of intangibles                                                   31.3         32.6         33.9
        Deferred income tax expense (benefit)                                          5.7         17.0        (10.4)
        Change in certain assets and liabilities:
           Decrease (increase) in:
              Accrued investment income                                               11.4          1.5        (26.6)
              Deferred acquisition costs                                              14.8         (8.2)       (26.7)
              Other assets, net                                                       78.6        (66.1)       (12.4)
           Increase (decrease) in:
              Other policy related balances                                           (8.0)       (29.4)       (25.5)
              Accounts payable and accrued expenses                                 (102.7)        37.7         73.3
                                                                                -----------  -----------  -----------

Total adjustments                                                                    290.6        322.2        519.3
                                                                                -----------  -----------  -----------

Net cash provided by operating activities                                            357.3        393.5        570.4
                                                                                -----------  -----------  -----------

Cash flows from investing activities:
     Proceeds from sales and maturities of investments in
      fixed maturities and real estate                                             1,395.7      1,229.3        868.2
     Principal collected on mortgage and policy loans                                259.8        152.1        163.9
     Purchases of fixed maturities                                                (1,088.1)      (965.2)    (1,199.5)
     Mortgage and policy loan originations                                          (102.9)      (198.0)       (42.3)
     Dividends received                                                                7.7          7.2          7.5
                                                                                -----------  -----------  -----------

Net cash provided by (used in) investing activities                                  472.2        225.4       (202.2)
                                                                                -----------  -----------  -----------

Cash flows from financing activities:
     Proceeds from issue of investment contracts                                      69.4        263.9        415.6
     Redemption and benefit payments on investment contracts                        (987.9)      (787.4)      (807.6)
                                                                                -----------  -----------  -----------

Net cash used in financing activities                                               (918.5)      (523.5)      (392.0)
                                                                                -----------  -----------  -----------

Net increase (decrease) in cash and cash equivalents                                 (89.0)        95.4        (23.8)

Cash and cash equivalents at beginning of year                                       101.6          6.2         30.0
                                                                                -----------  -----------  -----------

Cash and cash equivalents at end of year                                      $       12.6        101.6          6.2
                                                                                ===========  ===========  ===========

See accompanying notes to financial statements.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)



(1)   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The accompanying financial statements include the historical operations and accounts of Great Northern Insured Annuity Corporation (GNA or the Company) and the Company's proportionate share of GE Capital Life Assurance Company of New York (GE Capital Life of New
           York), accounted for under the equity method.

           All of the outstanding common stock of the Company is owned by General Electric Capital Assurance (GE Capital Assurance), a wholly-owned subsidiary of GNA Corporation, which in turn is a wholly-owned subsidiary of GE Financial Assurance Holdings, Inc.

      (A)  BASIS OF PRESENTATION

           These financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) for stock life insurance companies, which vary in several respects from accounting practices prescribed or permitted by the Insurance Commissioner of the State of Washington, where the Company is domiciled. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

      (B)  PRODUCTS

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

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)

      (C)  REVENUES

           Investment income is recorded when earned. Realized investment gains and losses are calculated on the basis of specific identification. Premiums on short duration insurance contracts are reported as revenue over the terms of the related insurance policies. In general, earned premiums are calculated on a pro-rata basis or are recognized in proportion to expected claims. Premiums on long-duration insurance products are recognized as earned when due or, in the case of life contingent immediate annuities, when the contracts are issued. Premiums received under annuity contracts without significant mortality risk and premiums received on universal life products are not reported as revenues but as future annuity and contract benefits. Policy fees and other income consists primarily of surrender charges on certain policies and charges to policyholder account values for variable annuity policies. Surrender charges are recognized as income when the policy is surrendered.

      (D)  STATEMENTS OF CASH FLOWS

           Certificates and other time deposits are classified as short-term investments on the balance sheets and considered cash equivalents in the statements of cash flows.

      (E)  INVESTMENTS

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

           Changes in the market values of investments available-for-sale, net of the effect on deferred policy acquisition costs, present value of future profits and deferred federal income taxes, are reflected as unrealized investment gains or losses in a separate component of shareholder's interest and, accordingly, have no effect on net income, but are shown as a component of accumulated non-owner changes in equity. Unrealized losses that are considered other than temporary are recognized in earnings through an adjustment to the amortized cost basis of the underlying securities.

           Investment income on mortgage-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective method, whereby the amortized cost of the securities is adjusted to the amount that would have existed had the revised assumptions been in place at the date of

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)

           purchase. The adjustments to amortized cost are recorded as a charge or credit to investment income.

           The Company does not engage in derivatives trading, market-making or other speculative activities. The Company requires all options, interest rate floors and swaptions to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

           Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedged instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Any instrument designated but ineffective as a hedge is marked to market and recognized in operations immediately.

           The Company engages in certain securities lending transactions which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the market value of the applicable securities loaned.

           Mortgage and policy loans are stated at the unpaid principal balance of such loans, net of allowances for estimated uncollectable amounts.

      (F)  DEFERRED ACQUISITION COSTS

           Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as commissions, direct advertising and printing and certain support costs such as underwriting and policy issue expenses. Deferred acquisition costs capitalized are determined by actual costs and expenses incurred by product in the year of issue.

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

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)

      (G)  INTANGIBLE ASSETS

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

           Goodwill - Goodwill is amortized over its estimated period of 25 years of benefit on the straight-line method. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

      (H)  FEDERAL INCOME TAXES

           The Company is included with GE Capital Assurance in a life insurance consolidated federal income tax return. Deferred taxes are allocated by applying the asset and liability method of accounting for deferred income taxes to members of the group as if each member was a separate taxpayer. Intercompany balances are settled annually.

      (I)  FUTURE ANNUITY AND CONTRACT BENEFITS

           Future annuity and contract benefits consists of the liability for life insurance policies and immediate and deferred annuity contracts. Depending on the type of contract, these are calculated based upon actuarial assumptions as to mortality, morbidity, interest, expense and withdrawals, with experience adjustments for adverse deviation where appropriate.

      (J)  SEPARATE ACCOUNTS

           The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity contract owners. The Company receives mortality risk fees and administration charges from the variable mutual fund portfolios. The separate account assets are carried at fair value and are equal to the liabilities that represent the policyholders' equity in those assets.

      (K)  RECLASSIFICATIONS

           Certain reclassifications may have been made to the prior year's financial statements to conform to the current year's presentation. These reclassifications have no effect on reported net income, or financial position.

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)

 (2)  INVESTMENTS

      (A)  GENERAL

           For the years ended December 31, the sources of investment income of the Company were as follows:



                                                                 1998     1997     1996
                                                                -------  -------  -------
 Fixed maturities                                              $ 336.3    369.6    353.0
 Mortgage loans                                                   93.9     97.8    102.8
 GE Capital Life of New York equity method income                  9.4      8.4      7.6
 Other                                                             3.3      3.4      2.4
                                                                -------  -------  -------

 Gross investment income                                         442.9    479.2    465.8
 Investment expenses                                              (1.2)    (3.9)    (3.3)
                                                                -------  -------  -------

           Net investment income                               $ 441.7    475.3    462.5
                                                                =======  =======  =======


           For the years ended December 31, sales proceeds and gross realized investment gains and losses resulting from the sales of investment securities available-for-sale were as follows:


                                                                  1998    1997     1996
                                                                -------  ------  -------
Sales proceeds                                                $  318.5   349.4    192.8

Gross realized investment:
    Gains                                                         12.9    24.1      8.1
    Losses                                                        (3.9)   (4.4)    (5.0)
                                                                -------  ------  -------

Net realized investment gains                                 $    9.0    19.7      3.1
                                                                =======  ======  =======

           The additional proceeds from investments presented in the statements of cash flows result from principal collected on mortgage-backed securities, maturities, calls and sinking fund payments.

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)

           Net unrealized gains and losses on investment securities classified as available-for-sale are reduced by deferred income taxes and adjustments to the present value of future profits and deferred acquisition costs that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of shareholder's interest at December 31 are summarized as follows:


                                                                           1998         1997        1996
                                                                        ----------  -----------  ----------

 Net unrealized gains on available-for-sale investment securities before adjustments:
 Fixed maturities                                                    $      151.5        153.7        15.7
 Other invested assets                                                        4.1          3.5         5.4
                                                                        ----------  -----------  ----------

 Sub-total                                                                  155.6        157.2        21.1

 Adjustments to the present value of future profits and deferred
      acquisition costs                                                     (84.1)      (100.1)      (10.0)
 Deferred income taxes                                                      (23.8)       (18.8)       (4.1)
                                                                        ----------  -----------  ----------

 Net unrealized gains on available-for-sale investment securities    $       47.7         38.3         7.0
                                                                        ==========  ===========  ==========


           At December 31, the amortized cost, gross unrealized gains and losses, and fair values of the Company's fixed maturities available-for-sale were as follows:


                                                                         Gross          Gross
                                                         Amortized     unrealized    unrealized      Fair
1998                                                       cost          gains         losses        value
                                                        ------------  -------------  ------------  ----------
Fixed maturities:
     U.S. government and agency                       $        70.8           18.8          (0.2)       89.4
     Non-U.S. government                                       15.0              -             -        15.0
     Non-U.S. corporate                                       236.7           11.4          (2.2)      245.9
     U.S. corporate                                         2,698.2          109.7         (25.7)    2,782.2
     Mortgage-backed                                        1,559.7           46.8          (7.1)    1,599.4
                                                        ------------  -------------  ------------  ----------

             Total fixed maturities                   $     4,580.4          186.7         (35.2)    4,731.9
                                                        ============  =============  ============  ==========


                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)

                                                                         Gross         Gross
                                                        Amortized     unrealized    unrealized       Fair
1997                                                       cost          gains        losses         value
                                                        -----------   ------------  ------------  ------------
Fixed maturities:
     U.S. government and agency                      $        78.5           10.8             -          89.3
     Non-U.S. corporate                                      184.1           12.1          (0.9)        195.3
     U.S. corporate                                        2,826.9           97.6          (5.9)      2,918.6
     Mortgage-backed                                       1,813.7           48.7          (8.7)      1,853.7
                                                        -----------   ------------  ------------  ------------

             Total fixed maturities                  $     4,903.2          169.2         (15.5)      5,056.9
                                                        ===========   ============  ============  ============



           The scheduled maturity distribution of the fixed maturities portfolio at December 31, 1998 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                 --------------------------
                                                                                  Amortized       Fair
                                                                                    cost          value
                                                                                 ------------  ------------
Due in one year or less                                                        $       518.0         521.4
Due one year through five years                                                      1,205.0       1,229.7
Due five years through ten years                                                       502.3         527.7
Due after ten years                                                                    795.4         853.7
                                                                                 ------------  ------------

Subtotals                                                                            3,020.7       3,132.5
Mortgage-backed securities                                                           1,559.7       1,599.4
                                                                                 ------------  ------------

Totals                                                                         $     4,580.4       4,731.9
                                                                                 ============  ============

           As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders of $3.4 and $3.5 at December 31, 1998 and 1997, respectively.

           At December 31, 1998, approximately 25.4% and 17.4% of the Company's investment portfolio is comprised of securities issued by the manufacturing and financial industries, respectively, the vast majority of which are rated investment grade, and which are senior secured bonds. No other industry group comprises more than 10% of the Company's investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)


           At December 31, 1998, the Company did not hold any fixed maturity securities, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholder's interest.

           The credit quality of the fixed maturity portfolio at December 31 follows. The categories are based on the higher of the ratings published by Standard & Poors or Moody's.


                                                                   1998                          1997
                                                    -----------------------         ---------------------
                                                        Fair                          Fair
                                                       value       Percent            value      Percent
                                                    -------------  --------         ----------   --------
 Agencies and treasuries                         $         991.8      20.9 %      $   1,207.0       23.9 %
 AAA/Aaa                                                   590.3      12.5              612.3       12.1
 AA/Aa                                                     297.4       6.3              317.1        6.3
 A/A                                                     1,218.3      25.7            1,162.4       23.0
 BBB/Baa                                                 1,105.0      23.4            1,262.7       25.0
 BB/Ba                                                      52.9       1.1               36.9        0.7
 B/B                                                        13.5       0.3                3.1        0.1
 Not rated                                                 462.7       9.8              455.4        8.9
                                                    -------------  --------         ----------   --------

 Totals                                          $       4,731.9     100.0 %      $   5,056.9      100.0 %
                                                    =============  ========         ==========   ========

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

           At December 31, 1998, there were no fixed maturities in default as to principal or interest.

      (B)  MORTGAGE LOANS

           At December 31, 1998 and 1997, the Company's mortgage loan portfolio consisted of first mortgage loans on commercial real estate properties. The loans, which are originated by the Company through a network of mortgage bankers, are made only on completed, leased properties and generally have a maximum loan-to-value ratio of 75% at the date of origination.

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)


           At December 31, 1998 and 1997, respectively, the Company held $379.3 and $451.1 in mortgages secured by real estate in California, comprising 34.9% and 36% of the respective total mortgage portfolio. For the years ended December 31, 1998, 1997 and 1996, respectively, the Company originated $29.9, $79.7 and $12.5 of mortgages secured by real estate in California, which represent 29%, 40% and 29% of the respective total originations for those years.

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

           Under these principles, the Company has two types of "impaired" loans as of December 31, 1998 and 1997: loans requiring allowances for losses ($0 at December 31, 1998 and 1997) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($5.2 and $6.1, respectively). Allowance for losses on these loans as of December 31, 1998 and 1997 was $0. Average investment in impaired loans during 1998, 1997 and 1996 was $5.4, $8.9 and $15.6, respectively and interest income earned on these loans while they were considered impaired was $0.4, $0.7 and $0.7, respectively.

           The following table shows the activity in the allowance for losses during the years ended December 31:

                                                                                1998      1997       1996
                                                                              ---------  --------  ---------
Balance at January 1                                                        $     36.7      35.6       35.3
Provision charged to operations                                                    2.3       2.3        2.5
Amounts written off, net of recoveries                                               -      (1.2)      (2.2)
                                                                              ---------  --------  ---------

Balance at December 31                                                      $     39.0      36.7       35.6
                                                                              =========  ========  =========


                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)

      (C)  INVESTMENT IN GE CAPITAL LIFE OF NEW YORK

           A portion of other invested assets at December 31, 1998 and 1997 included $127.9 and $126.3, respectively, for the Company's 48% investment in GE Capital Life of New York, accounted for under the equity method. Investment income for 1998, 1997 and 1996 includes $9.4, $8.4 and $7.6 for equity in earnings of GE Capital Life of New York, respectively. Following is the summarized financial information for GE Capital Life of New York as of and for the years ended December 31:

                                                                            1998             1997          1996
                                                                      ------------------  ------------  ------------
Total revenue                                                       $             204.7         164.4         163.3
Total expenses                                                                    171.5         135.4         137.6
                                                                      ------------------  ------------  ------------

Income before income taxes                                                         33.2          29.0          25.7
Provision for income taxes                                                         13.7          11.5           9.8
                                                                      ------------------  ------------  ------------

Net income                                                          $              19.5          17.5          15.9
                                                                      ==================  ============  ============

Total investments                                                   $           1,736.1       1,667.6       1,554.1

Other assets                                                                      144.9         139.9         154.9
                                                                      ------------------  ------------  ------------

Total assets                                                        $           1,881.0       1,807.5       1,709.0
                                                                      ==================  ============  ============

Total liabilities                                                   $           1,617.4       1,547.2       1,459.8

Shareholder's interest                                                            263.6         260.3         249.2
                                                                      ------------------  ------------  ------------

Total liabilities and shareholder's interest                        $           1,881.0       1,807.5       1,709.0
                                                                      ==================  ============  ============

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)


(3)   DEFERRED ACQUISITION COSTS

      Activity impacting deferred acquisition costs for the years ended December 31, was as follows:


                                                                                    1998        1997        1996
                                                                                ---------   ---------  ----------
Unamortized balance at January 1                                             $     141.4       133.2       106.5
Costs deferred                                                                       4.6        18.4        36.0
Amortization, net                                                                  (19.4)      (10.2)       (9.3)
                                                                                ---------   ---------  ----------

Unamortized balance at December 31                                                 126.6       141.4       133.2
Cumulative effect of net unrealized investment gains                               (36.4)      (43.7)       (3.6)
                                                                                ---------   ---------  ----------

Recorded balance                                                             $      90.2        97.7       129.6
                                                                                =========   =========  ==========

 (4)  INTANGIBLE ASSETS

      (A)  PRESENT VALUE OF FUTURE PROFITS (PVFP)

           The method used by the Company to value PVFP in connection with acquisitions of life insurance entities is summarized as follows: (1) identify the future gross profits attributable to certain lines of business, (2) identify the risks inherent in realizing those gross profits, and (3) discount those gross profits at the rate of return that the Company must earn in order to accept the inherent risks.

           PVFP is amortized, net of accreted interest in a manner similar to the amortization of deferred acquisition cost. Interest accretes at rates credited to policyholders on underlying contracts. As actual results vary from projected amounts, the impact on amortization is included in net income.

           Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense.

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)

           The following table presents the activity in PVFP for the years ended December 31:

                                                                                  1998         1997        1996
                                                                             -------------  ----------  ----------
Unamortized balance at January 1                                           $        124.1       155.1       187.5
Interest accreted at 4.7% in 1998, 5.2% in 1997, and 5.4% in 1996                     5.4         7.1        10.0
Amortization                                                                        (35.1)      (38.1)      (42.4)
                                                                             -------------  ----------  ----------

Unamortized balance at December 31                                                   94.4       124.1       155.1
Cumulative effect of net unrealized investment gains                                (47.7)      (56.4)       (6.4)
                                                                             -------------  ----------  ----------

Recorded balance                                                           $         46.7        67.7       148.7
                                                                             =============  ==========  ==========



           The estimated percentage of the December 31, 1998 balance, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:


           1999                     22 %
           2000                     17
           2001                     14
           2002                     11
           2003                      9



      (B)  GOODWILL

           At December 31, 1998 and 1997, total unamortized goodwill was $28.3 and $29.7, respectively, which is shown net of accumulated amortization of $8.4 and $6.9, respectively. Goodwill amortization was $1.5 for each of the years ended December 31, 1998, 1997 and 1996, respectively.


(5)   FUTURE ANNUITY AND CONTRACT BENEFITS

      (A)  INVESTMENT AND UNIVERSAL LIFE TYPE CONTRACTS

           Investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment and universal life contracts are recognized by providing a liability equal to the current account value of the policyholder's contracts. Interest rates credited to investment contracts are guaranteed for the initial policy term with renewal rates determined as necessary by management. At December 31, 1998 and 1997, investment and universal life contracts comprised $4,772.5 and $5,435.8, respectively.

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)

      (B)  INSURANCE CONTRACTS

           Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits based on mortality, morbidity, and other assumptions which were appropriate at the time the policies were issued or acquired. These assumptions are periodically evaluated for potential premium deficiencies. At December 31, 1998 and 1997, insurance contracts comprised $583.5 and $567.8, respectively.

           Interest rate assumptions used in calculating the present value of future annuity and contract benefits range from 5.8% to 9.9%.


 (6)  INCOME TAXES

      The total provision for income taxes for the years ended December 31 consisted of the following components:

                                                                               1998       1997       1996
                                                                             ---------  ---------   --------
Current federal income tax provision                                       $     25.9       17.2       34.3
Deferred federal income tax provision (benefit)                                   5.7       17.3      (10.1)
                                                                             ---------  ---------   --------

            Subtotal federal provision                                           31.6       34.5       24.2

Current state income tax provision                                                0.9        1.3        1.0
Deferred state income tax provision (benefit)                                       -       (0.3)      (0.3)
                                                                             ---------  ---------   --------

            Subtotal state provision                                              0.9        1.0        0.7
                                                                             ---------  ---------   --------

            Total income tax provision                                     $     32.5       35.5       24.9
                                                                             =========  =========   ========

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)


      The reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                                                            1998        1997        1996
                                                                          ---------   ---------   ---------
Statutory U.S. federal income tax rate                                        35.0 %      35.0 %      35.0 %
Equity in earnings of GE Capital Life of New York                             (3.3)       (2.8)       (3.5)
State income tax                                                               0.6         0.6         0.6
Goodwill amortization                                                          0.5         0.5         0.7
Other, net                                                                       -        (0.1)          -
                                                                          ---------   ---------   ---------

Effective rate                                                                32.8 %      33.2 %      32.8 %
                                                                          =========   =========   =========

      The components of the net deferred income tax liability at December 31 are as follows:

                                                                                   1998            1997
                                                                                ------------  ---------------
Assets:
     Future annuity and contract benefits                                    $         79.2             68.7
     Guaranty association assessments                                                  11.3             11.7
     Other                                                                             10.9              1.0
                                                                                ------------  ---------------

            Total deferred income tax assets                                          101.4             81.4
                                                                                ------------  ---------------

Liabilities:
     Net unrealized gains on investment securities                                    (23.8)           (18.8)
     Investments                                                                      (53.1)            (3.1)
     Present value of future profits                                                  (26.0)           (35.7)
     Deferred acquisition costs                                                       (21.5)           (22.5)
     Other                                                                                -            (13.6)
                                                                                ------------  ---------------

            Total deferred income tax liabilities                                    (124.4)           (93.7)
                                                                                ------------  ---------------

Net deferred income tax liability                                            $        (23.0)           (12.3)
                                                                                ============  ===============

      Based on an analysis of the Company's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income enabling the Company to realize remaining deferred tax assets. Accordingly, no valuation allowance for deferred tax assets is deemed necessary.

      The Company paid $21.4, $25.4 and $50.4, for federal and state income taxes during the years 1998, 1997 and 1996, respectively.

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)


(7)   RELATED PARTY TRANSACTIONS

      During the years ended December 31, 1998, 1997 and 1996, the Company recognized $1.4, $3.4 and $3.4, respectively, from its affiliates, Capital Brokerage Corporation (formerly known as GNA Securities, Inc.) and GNA Distributors, Inc. for reimbursement of marketing, administrative and general office expenses.

      During the years ended December 31, 1998, 1997 and 1996, the Company received a dividend from GE Capital Life of New York of $7.7, $7.2 and $7.5, respectively.


(8)   COMMITMENTS AND CONTINGENCIES

      (A)  MORTGAGE LOAN COMMITMENTS

           As of December 31, 1998 and 1997, the Company was committed to fund $33.2 and $94.8, respectively, in mortgage loans.

      (B)  GUARANTY ASSOCIATION ASSESSMENTS

           The Company is required to participate in the guaranty associations of the various states in which they do business. The state guaranty associations ensure payment of guaranteed benefits, with certain restrictions, to policyholders of impaired or insolvent insurance companies by assessing all other companies involved in similar lines of business.

           There are currently several unrelated insurance companies which had substantial amounts of annuity business in the process of liquidation or rehabilitation. The Company paid assessments of $3.3, $5.4 and $3.9 to various state guaranty associations during the years 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, accounts payable and accrued expenses include $25.6 and $28.9, respectively, related to estimated future assessments.


      (C)  LITIGATION

           The Company is a defendant in various cases of litigation considered to be in the normal course of business. The Company believes that the outcome of such litigation will not have a material effect on its financial position or results of operations.
                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)


(9)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's derivative financial instruments at December 31, 1998, consisted of mortgage loan commitments of $33.2, interest rate floors of $6.5 and swap options of $7.3. The notional amount of the interest rate floors and swap options are $1,000.0 and $1,600.0, and have expiration dates of October 2003 and December 2008, respectively. The Company also has an interest rate swap in the notional amount of $65.0 with an expiration date of December 2048.

      The fair values of financial instruments presented in the applicable notes to the Company's financial statements are estimates of the fair values at a specific point in time using available market information and valuation methodologies considered appropriate by management. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

      Financial instruments that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures. Such items include fixed maturities, accrued investment income and certain other invested assets. The carrying value of policy loans and short-term investments approximates fair value at December 31, 1998 and 1997, respectively.

      At December 31, the carrying amounts and fair values of the Company's remaining financial instruments were as follows:

                                                                    1998                           1997
                                                        -----------------------------  ----------------------------
                                                          Carrying          Fair         Carrying         Fair
Financial Instruments                                      amount          value          amount         value
                                                        -------------   -------------  -------------  -------------

Mortgage loans                                        $      1,045.4         1,146.5        1,203.8        1,268.6
Investment contracts                                  $      4,772.5         4,686.5        5,435.8        5,314.8
Interest rate floors                                  $          6.5             6.6              -              -
Swap Options                                          $          7.3             9.2              -              -
Interest rate swap                                    $            -            (0.8)             -              -


      The fair value of mortgage loans is estimated by discounting the estimated future cash flows using interest rates applicable to current loan originations, adjusted for credit risks.

      The estimated fair value of investment contracts is the amount payable on demand (cash surrender value) for deferred annuities and the net present value based on interest rates currently offered on similar contracts for non-life contingent immediate annuities. Fair value disclosures are not required for insurance contracts.

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)


(10)  RESTRICTIONS ON DIVIDENDS

      Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on 10% of the prior year surplus (net of adjustments in some cases) and prior year statutory income (net gain from operations, net income adjusted for realized capital gains, or net investment income). Dividends in excess of the prescribed limits or the company's earned surplus are deemed extraordinary and require formal state insurance commission approval. Based on statutory results as of December 31, 1998, the Company is able to pay $89.4 in dividends in 1999 without obtaining regulatory approval.


(11)  SUPPLEMENTARY FINANCIAL DATA

      The Company files financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (NAIC) that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from generally accepted accounting principles (GAAP) in several respects, causing differences in reported net income and shareholder's interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. The Company has no significant permitted accounting practices.

      Statutory net income for the Company for the years ended December 31, 1998, 1997 and 1996 was $88.7, $73.0 and $65.4, respectively. The statutory capital and surplus as of December 31, 1998 and 1997 was $582.7 and $496.5, respectively.

      The NAIC has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset quality, (ii) insurance risk, (iii) interest rate risk, and (iv) other business factors. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, the Company periodically monitors its RBC level. At December 31, 1998 and 1997, the Company exceeded the minimum required RBC levels.

                                                                     (Continued)

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)


(12)     ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        During 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. The Company or its successor will adopt the Statement on January 1, 2000. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effects of adoption as it believes that such determination will not be meaningful until closer to the adoption date.

                   GREAT NORTHERN INSURED ANNUITY CORPORATION

                          Notes to Financial Statements

                   Year ended December 31, 1998, 1997 and 1996
                          (Dollar amounts in millions)



(12)     CONTINUED

      In December 1997, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP) 97-3, ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE-RELATED ASSESSMENTS. This SOP provides guidance on accounting by insurance and other enterprises for guaranty-fund and certain other insurance related assessments. The SOP requires enterprises to recognize (1) a liability for assessments when (a) an assessment has been asserted or information available prior to issuance of the financial statements indicates it is probable that an assessment will be asserted, (b) the underlying cause of the asserted or probable assessment has occurred on or before the date of the financial statements, and (c) the amount of the loss can be reasonably estimated and (2) an asset for an amount when it is probable that a paid or accrued assessment will result in an amount that is recoverable from premium tax offsets or policy surcharges from in-force policies. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and will be reported in a manner similar to a cumulative effect of a change in accounting principle in the initial year of adoption. Management of the Company does not expect that this SOP will have a material impact on the Company's financial position, results of operations, or liquidity, since the Company does not pay a significant amount of policy-related premium taxes.


(13)    SUBSEQUENT EVENT

      On January 1, 1999, the Company merged with and into its parent company, GE Capital Assurance, pursuant to an Agreement and Plan of Merger between the Company and GE Capital Assurance dated May 18, 1998. Prior regulatory approval of the merger was obtained from the Delaware Department of Insurance and from the Washington Department of Insurance. As a result of the merger, the Company will no longer file financial information on Forms 10-Q nor 10-K.

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

         On January 1, 1999, GNA merged with and into its parent company, GE Capital Assurance, pursuant to an Agreement and Plan of Merger between the GNA and GE Capital Assurance dated May 18, 1998. Prior regulatory approval of the merger was obtained from the Delaware Department of Insurance and from the Washington Department of Insurance. This merger was also approved by the U.S. Securities & Exchange Commission. As a result of the merger, GNA will no longer file financial information on Forms 10-Q nor 10-K. The merger will be treated on an as-if-pooled basis; accordingly, the resulting consolidated financial statements will include the accounts and operations of GNA and GE Capital Assurance.


MARKETING

         GNA is licensed in the District of Columbia and all states except New Hampshire and New York. GNA markets fixed-rate deferred annuities, immediate annuities and structured settlement immediate annuities primarily through banks, thrifts and other financial institutions.

         DEFERRED FIXED RATE ANNUITIES. The predominant form of deferred annuities require either single premium or flexible premium payments and have a minimum annual guaranteed crediting rate. After the initial guarantee period, the crediting rate may be changed periodically. The policy owner is permitted to withdraw all or part of the premium paid plus interest credited, less a surrender charge for withdrawals during the initial penalty period of one to eight years. The surrender charge is initially 5% to 8% of the contract value and decreases over the penalty period. Some deferred annuities provide for penalty-free partial withdrawals of the accumulated interest credited or up to 10% annually of the accumulation value. In

1998, the Company issued $33.0 million in deferred annuities. At December 31, 1998, deferred annuities comprised $4,436.7 million of total liabilities for future annuity and contract benefits.

         IMMEDIATE ANNUITIES. The Company's immediate annuities are designed to provide a series of periodic payments for a fixed length of time or for life, according to the annuitant's choice at the time of issue. Once the payments have begun, the amount, frequency and length of time for which they are payable are fixed. A primary form of immediate annuities, the structured settlement annuity, is usually sold as part of a settlement resulting from a personal injury or wrongful death claim to provide scheduled payments to an injured person or their dependents. Structured settlement annuities are generally long-term and cannot be surrendered. In 1998, the Company issued $55.7 million in immediate annuities. At December 31, 1998, immediate annuities comprised $777.9 million of total liabilities for future annuity and contract benefits.

COMPETITION

         The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance and investment products. There are numerous stock, mutual and other types of insurers in the life insurance business in the United States, a significant number of which are substantially larger than GNA.

         A.M. Best has currently assigned to GNA an A + (Superior) rating and Standard & Poor's has assigned an AA (Excellent) rating based on the Company's high claims paying ability and excellent asset quality.

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

         The National Association of Insurance Commissioners (NAIC) uses Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset quality,
(ii) insurance risk (iii) interest rate risk, and (iv) other business factors. The RBC formula is designed as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of its operations, the Company monitors the level of its RBC and it exceeds the minimum required levels.

         Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. GNA has estimated assessments related to known insolvencies, primarily Executive Life Insurance Company, and has recorded a liability of $25.6 million at December 31, 1998 related to this estimated liability. The amount of any future assessments related to future insolvencies under these laws, however, cannot be reasonably estimated. Most of these laws do provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

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

ITEM 3.       LEGAL PROCEEDINGS

         The Company is a defendant in various cases of litigation considered to be in the normal course of business. The Company believes that the outcome of such litigation will not have a material effect on its financial position or results of operations.

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

                                              Selected Financial Data
                                               (Dollars in millions)

                                                                    Year ended December 31
                                    ----------------------------------------------------------------------------------------
                                       1998         1997         1996        1995        1995          1994         1994
                                    ------------  ----------   ----------  ----------  ----------   -----------  -----------
                                                                           Pro forma                Pro forma
                                                                           (unaudited)              (unaudited)
                                                                              (1)                      (1)
Net investment income            $        441.7       475.3        462.5       444.5       784.7         391.6        837.8
Income before income
     taxes and minority                    99.2       106.8         76.0        39.1        62.0          70.6        107.7
     interest
Net income                                 66.7        71.3         51.1        26.7        26.3          44.0         47.5
Total assets                            6,411.5     7,082.1      7,120.0     6,926.5     6,926.5       6,578.0     13,100.2
Shareholder's interest,
     excluding net
     unrealized investment
     gain/(loss)                          820.9       754.2        682.9       631.7       631.7         607.3        794.2
Net unrealized
     investment gain/(loss)                47.7        38.3          7.0        29.9        29.9        (166.7)      (528.8)
Total shareholder's
     interest                             868.6       792.5        689.9       661.6       661.6         440.6        265.4

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

         GNA's results of operations for the years ended December 31, 1998 and 1997 include the accounts of GNA, as well as the Company's investment in GE Capital Life of New York, accounted for under the equity method.

         As a result of a continued shift in marketing focus to GE Capital Assurance for sales of life contingent structured settlement products, premium revenues, benefits and changes in policy reserves, commissions, general expenses and change in deferred acquisition costs, net were lower in 1998 as compared to 1997.

1998 Compared to 1997
---------------------

         NET INVESTMENT INCOME decreased $33.6 million to $441.7 million. This decrease is primarily attributed to a decrease in average investments during the period and the impact of lower weighted average yields due to a lower interest rate environment in 1998.

         NET REALIZED INVESTMENT GAINS (LOSSES) - Net realized investment gains were $9.0 million during 1998, compared to a $19.7 million in 1997. This change is related to the Company's asset/liability risk management and varies with market and economic conditions.

         PREMIUMS decreased $43.6 million to $17.5 million. This decrease is due to lower sales of life contingent structured settlement product primarily related to a shift in marketing focus to GE Capital Assurance products.

         INTEREST CREDITED on policyholder deposits decreased $40.3 million to $253.6 million primarily due to lower future annuity and contract benefit liabilities during 1998.

         BENEFITS AND OTHER CHANGES IN POLICY RESERVES decreased $42.9 million to $54.8 million. This decrease was largely due to a reduction in sales of life contingent structured settlement products and reserve reduction associated with the payout of benefits.

         COMMISSIONS decreased $9.4 million to $5.3 million. This decrease is due to continued shift in marketing focus to GE Capital Assurance products.

         GENERAL EXPENSES decreased $9.4 million to $17.5 million due to GNA's continued shift in marketing focus to GE Capital Assurance products.

         AMORTIZATION OF INTANGIBLES, NET decreased $1.3 million to $31.3 million. The Company established goodwill and present value of future profits
(PVFP) assets in connection with GNA's acquisition. The decrease is primarily related to lower PVFP amortization in 1998 versus 1997, due to a normal PVFP amortization pattern.

         CHANGE IN DEFERRED ACQUISITION COSTS, NET increased $23.0 million to $14.8 million primarily as a result of lower deferrable commissions as discussed above and higher amortization of previously capitalized deferred acquisition costs due to a continuing runoff of the underlying business.

         PROVISION FOR INCOME TAXES. The effective tax rate for 1998 decreased to 32.8% from 33.2% primarily due to the recognition of equity income in earnings of GE Capital Life of New York.

1997 Compared to 1996

         NET INVESTMENT INCOME decreased $12.8 million to $475.3 million. This increase is primarily attributable to purchase of higher yield securities, dividends from other invested assets and an increase in average investments during the period.

         NET REALIZED INVESTMENT GAINS (LOSSES) - Net realized investment gains were $19.7 million during 1997, compared to $3.1 million in 1996. This change is related to the Company's asset/liability risk management and varies with market and economic conditions.

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

         BENEFITS AND OTHER CHANGES IN POLICY RESERVES decreased $133.2 million to $97.7 million. Change in policy reserves decreased largely due to a reduction in sales of life contingent structured settlement products and reserve reduction associated with the payout of benefits.

         COMMISSIONS decreased $12.7 million to $14.7 million. This decrease is due to a continued shift in marketing focus to GE Capital Assurance products.

         GENERAL EXPENSES decreased $9.6 million to $26.9 million due to the GNA's continued shift in marketing focus to GE Capital Assurance products.

         AMORTIZATION OF INTANGIBLES, NET decreased $1.3 million to $32.6 million. The Company established goodwill and present value of future profits
(PVFP) assets in connection with GNA's acquisition. The decrease is primarily related to lower PVFP amortization in 1997 versus 1996, due to a normal PVFP amortization pattern.

         CHANGE IN DEFERRED ACQUISITION COSTS, NET decreased $18.5 million to $8.2 million primarily as a result of lower deferrable commissions, as discussed above.

         PROVISION FOR INCOME TAXES. The effective tax rate for 1997 increased to 33.2% from 32.8% primarily due to the recognition of equity income in earnings of GE Capital Life of New York.


INVESTMENTS

         The Company manages its investment portfolio to meet the diversification, credit quality, yield and liquidity requirements of its policy liabilities by investing primarily in fixed maturity instruments, including government and corporate bonds, mortgage-backed securities, and mortgage loans on real estate. At December 31, 1998, the Company held $5.8 billion, or 95.1% of its investment portfolio, in fixed maturity instruments and mortgage loans. The Company's investment philosophy focuses on purchasing assets the durations of which approximate policyholder obligations. To match some of its longer term policy liabilities, the Company has followed a strategy of buying bonds with adequate call protection. The Company also invests in policy loans, short-term securities and other investments, which comprised the remaining 4.9% of its investment portfolio at December 31, 1998.

         The Company primarily purchases investment-grade (BBB-/Baa3 or above) bonds. At December 31, 1998, $4,269.2 million, or 90.2% of the fixed maturity securities held by the Company were bonds rated by a rating agency (S&P or Moody's), or were government/agency bonds. Fixed maturity securities of $462.7 million, or 9.8%, were comprised primarily of private placement bonds not rated by either rating agency. At December 31, 1998, the Company held $66.4 million of bonds rated below investment grade (excluding split-rated bonds). In addition, the Company held $41.5 million of "not-rated" bonds which the Company believes are below investment grade. Below investment grade bonds include those bonds originally purchased as investment grade but subsequently downgraded in rating, as well as bonds purchased as below investment grade. The Company holds this small percentage of below investment grade bonds in order to enhance the yield on its investment portfolio.

         Investments in mortgage-backed securities include $1,288.3 million in collateralized mortgage obligations (CMOs) and asset-backed securities and $311.1 million of pass-through securities. These securities are secured primarily by pools of residential mortgages and generally carry high credit ratings. Approximately 41% of the mortgage-backed securities are backed by securities issued by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, or Federal National Mortgage Association. In aggregate, the mortgage-backed securities had an average rating of AAA/Aaa at December 31, 1998. Most CMO and pass-through securities are subject to prepayment and extension risk (i.e., principal can be received earlier or later than anticipated, based on the rate of mortgage prepayments in the underlying residential mortgage pools).

          The Company has classified all of its fixed maturity investments available-for-sale. Such securities are carried on the balance sheet at current fair values and marked to market quarterly. Changes in market value, net of the effect on present value of future profits, deferred policy acquisition costs and deferred income taxes, are recorded as unrealized appreciation or depreciation directly in shareholder's interest and, accordingly, have no effect on net income, but are shown as a component of accumulated non-owner changes in equity. At December 31, 1998, the amortized cost basis of the Company's fixed maturity securities was $4,580.4 million, representing net unrealized gains of $151.5 million.

         The Company's mortgage loan portfolio consisted of 870 loans at December 31, 1998. The loans, which are originated through a network of mortgage bankers, are made only on completed, leased properties and have a maximum loan-to-value ratio of 75% at the date of origination. Commercial loans comprise the majority of the portfolio, with $558.0 million (51.4%), $255.9 million (23.6%) and $139.3 million (12.8%) attributable to the retail, industrial and office sectors, respectively. The remainder of the loans are attributable to the residential and other miscellaneous sectors. The mortgage loans are secured by property throughout the U.S., with concentrations in the Pacific region (42.1%) and the South Atlantic region (21.0%).

         Other invested assets of $277.1 million at December 31, 1998 were comprised of several type of assets. These include investments in mutual funds offered by the Company's mutual fund and variable annuity distribution channels ($55.2 million) in order to provide seed money for these funds; and pursuant to a periodic review of its asset allocation strategy, the Company has also made investments in limited partnerships ($80.0 million) and an investment in affiliate ($127.9 million).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements are met by funds from operations and investment activity. Premiums and policyholder deposits are invested in assets that generally have durations similar to the Company's liabilities. Funds from investment activity included principal and interest payments from the bond and mortgage portfolio as well as sales, calls and maturities of certain securities. As of December 31, 1998, investments subject to certain call provisions totaled $185.5 million; and mortgage-backed securities subject to prepayment risk totaled $1,599.4 million.

         The Company is restricted by Washington State as to the amount of dividends it may pay within a given calendar year to its parent without regulatory consent. That restriction is the greater of statutory net gain from operations for the year or 10% of the statutory surplus at the end of the year, subject to a maximum equal to statutory earned surplus. As of December 31, 1998, approximately $89.4 million was available for dividend payments in 1999.

YEAR 2000

         Year 2000 will test the capability of business processes to function correctly. The Company, with the assistance of its parent, has undertaken an effort to identify and mitigate Year 2000 issues in its information systems, products, facilities and suppliers. The Company has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure- identify and inventory possible sources of Year 2000 issues; (2) analyze- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve- execute project plans and per-form a majority of the testing; and (4) control - complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored and reviews with senior management are conducted monthly. The first three phases of the program have been completed for a substantial majority of mission-critical activities. Management plans to have nearly all significant information systems, products and facilities through the control phase of the program by mid-1999.

         The scope of the Year 2000 effort encompasses many hundreds of applications and computer programs; as well as products and services; facilities and facilities-related equipment; suppliers and customers. Business operations are also affected by the Year 2000 readiness of customers, distribution channels and infrastructure suppliers in areas such as utilities, communications and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes for the Company's business. The likelihood and effects of failures in the customer base, infrastructure systems, distribution channels and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of its products, suppliers, distribution channels and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

         Total Year 2000 remediation expenditures, to be incurred by the Company and its affiliated carriers, are expected to be approximately $47 million, of which approximately 80% was spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

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

                      Independent Auditors' Reports
                      Balance Sheets as of December 31, 1998 and 1997
                      Statements of Income for the Years ended December 31,
                         1998, 1997 and 1996
                      Statements of Shareholder's Interest for the Years ended
                         December 31, 1998, 1997 and 1996
                      Statements of Cash Flows for the Years ended December 31,
                         1998, 1997 and 1996
                      Notes to Financial Statements

                  All schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

                   (2)   Listing of Exhibits

                         1       Resolution  of  the  Board  of  Directors  of  Great  Northern   Insured   Annuity
                                 Corporation establishing the GNA Variable Investment Account*

                         3.1     Articles of Incorporation of Great Northern Insured Annuity Corporation*

                                 Underwriting   Agreement  between  Great  Northern  Insured  Annuity   Corporation
                                 (Depositor) and GNA Distributors, Inc. (Underwriter)*

                         3.2     By-Laws of Great Northern Insured Annuity Corporation*

                                 Form  of   broker-dealer   agreement   between  Great  Northern   Insured  Annuity
                                 Corporation,  GNA  Distributors,  Inc.  (Underwriter),  GNA  Securities,  Inc. and
                                 broker-dealers*

                         4.1     Group Modified Guaranteed Annuity Contract*

                                 Specimen  Group  Deferred  Variable  Annuity  and  Modified   Guaranteed   Annuity
                                 Contract*

                         4.2     Addendum to Contract of Certificate for Modified Guaranteed Annuity*

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

                         4.3     Certificate of Participation*

                                 Endorsements to Contracts or Certificates*

                         4.4     Addendum to Modified Guaranteed Annuity Certificate for 403(b) Annuity*

                         4.5     Addendum to Modified  Guaranteed  Annuity  Certificate  for Individual  Retirement
                                 Annuity*

                         5.1     Application for Group Deferred  Variable Annuity and Modified  Guaranteed  Annuity
                                 Contract*

                         5.2     Application for  Certificate  under Group Deferred  Variable  Annuity and Modified
                                 Guaranteed Annuity Contract*

                         6.1     Certificate of Incorporation of Great Northern Insured Annuity Corporation*

                         6.2     By-Laws of Great Northern Insured Annuity Corporation*

                         8       Service  Agreement   between  Great  Northern  Insured  Annuity   Corporation  and
                                 Delaware Valley Financial Services*

                         9       Opinion and consent of J. Neil McMurdie, Esq.,
                                 Associate Counsel, as to the legality of the securities being registered*

                         10.1 Written consent of KPMG Peat Marwick LLP*

                         10.2    Written consent of Arthur Andersen LLP*

                         10.3    Written consent of Deloitte & Touche LLP*

                         10.4    Written consent of Jones & Blouch*

                         13      Schedule  of  computation   of  each   performance   quotation   provided  in  the
                                 Registration Statement in response to Item 21*

                         16.1    Letter re change in certifying accountant.*

                         24.2    Consent of Jones & Blouch*

                         24.3    Consent of Judith Gilyeart*

                        *  Previously filed

              (b) Reports on Form 8-K filed in the fourth quarter of 1998

                   No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1998.




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

                                    Great Northern Insured Annuity Corporation
                                                    Registrant


______________________                               By  _______________________________
         Date                                                 Patrick E. Welch, Director, President
                                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

______________________                               By  _____________________________________
         Date                                                 Patrick E. Welch, Director, President
                                                              and Chief Executive Officer


______________________                               By  _____________________________________
         Date                                                 Hans L. Carstensen, Director, Senior Vice
                                                              President and Chief Marketing Officer


______________________                               By  _____________________________________
         Date                                                 Charles A. Kaminski, Director and
                                                              Senior Vice President


______________________                               By  _____________________________________
         Date                                                 Victor C. Moses, Director, Senior Vice
                                                              President and Chief Actuary


______________________                               By  _____________________________________
         Date                                                 Kenneth F. Starr, Director and
                                                              Senior Vice President


______________________                               By  _____________________________________
         Date                                                 Geoffrey S. Stiff, Director, Senior Vice
                                                              President, Chief Financial Officer
                                                               (Principal Financial Officer)

______________________                               By  _____________________________________
         Date                                                 Thomas W. Casey, Vice President
                                                              and Controller (Principal Accounting Officer)
